Form 10-Q
period 1995-03-31
BF ENTERPRISES INC
filed 1995-05-15
CIK 814856

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              --------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSACTION PERIOD FROM _____________ TO __________________


                              --------------------


                         COMMISSION FILE NUMBER  0-15932

                              BF ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-3038456
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

             100 BUSH STREET
               SUITE 1250
        SAN FRANCISCO, CALIFORNIA                         94104
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code  (415) 989-6580

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:

                 3,794,393 shares of $.10 par value Common Stock

================================================================================

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                                    I N D E X
                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               -    Consolidated statements of financial position. . . . . .  3

               -    Consolidated statements of operations. . . . . . . . . .  4

               -    Consolidated statements of stockholders' equity. . . . .  5

               -    Consolidated statements of cash flows. . . . . . . . . .  6

               -    Notes to financial statements. . . . . . . . . . . . . .  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . 10



PART II   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 13

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                    (in thousands, except per share amounts)

                                                       March 31,   December 31,
                                                         1995          1994
                                                         ----          ----
ASSETS:
  Cash and cash equivalents                            $  1,152       $  2,975
  Marketable securities                                   2,173          1,883
  Receivables                                               367            144
  Mortgage loans                                            881            886
  Real estate rental property, net of depreciation        2,459          2,471
  Real estate inventory held for current sale
   and land held for future development                  11,029         11,169
  Other real estate                                         879            879
  Other assets                                              423             39
                                                       --------       --------
TOTAL ASSETS                                           $ 19,363       $ 20,446
                                                       --------       --------
                                                       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                     $  3,378       $  4,572
  Subordinated debentures, unmatured                        817            817
  Deferred income taxes                                      17            432
                                                       --------       --------
  Total liabilities                                       4,212          5,821
                                                       --------       --------
  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,794,393 and 3,758,393 shares                      379            376
    Capital surplus                                      17,491         17,344
    Deficit                                              (2,816)        (3,114)
    Net unrealized gains from marketable
      equity securities                                      97             19
                                                       --------       --------
  Total stockholders' equity                             15,151         14,625
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 19,363       $ 20,446
                                                       --------       --------
                                                       --------       --------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1995           1994
                                                           ----           ----
Revenues:

  Real estate sales                                       $ 786         $  865

  Real estate leasing income and
    mortgage loan interest                                   87            160

  Interest and dividends                                     60             83

  Other                                                       3             --
                                                          -----         ------
                                                            936          1,108

Costs and Expenses:

  Cost of real estate sold                                  313            153

  Interest                                                   14             25

  Depreciation                                               13             13

  General and administrative                                298            326
                                                          -----         ------
                                                            638            517

Gross profit                                                298            591
Losses from securities                                       --             (2)
                                                          -----         ------

Net income                                                $ 298         $  589
                                                          -----         ------
                                                          -----         ------

Net income per share                                      $ .07         $  .15
                                                          -----         ------
                                                          -----         ------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
Common stock:

   Beginning of period                                  $   376        $   381

   Restricted stock grant - par value                         4             --

   Purchases of common stock - par value                     (1)            (2)
                                                        -------        -------
   End of period                                        $   379        $   379
                                                        -------        -------
                                                        -------        -------

Capital surplus:

   Beginning of period                                  $17,344        $17,548

   Restricted stock grant - excess over par value           170             --

   Purchases of common stock - excess over par value        (23)           (66)
                                                        -------        -------
   End of period                                        $17,491        $17,482
                                                        -------        -------
                                                        -------        -------

Deficit:

   Beginning of period                                  $(3,114)       $(4,722)

   Net income                                               298            589
                                                        -------        -------
   End of period                                        $(2,816)       $(4,133)
                                                        -------        -------
                                                        -------        -------

Net Unrealized Gains From
Marketable Equity Securities:

    Beginning of period                                 $    19       $     --

    Valuation allowance                                      78             --
                                                        -------       --------
    End of period                                       $    97       $     --

                                                        -------       --------
                                                        -------       --------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
Cash flows from operating activities:
  Net income                                            $   298        $   589
  Adjustments to reconcile net income to net cash
    provided or used by operating activities:
      Gains from sales of real estate                      (473)          (712)
      Losses from securities                                 --              2
      Net cash proceeds from sales of real estate           562            529
      Real estate development costs                        (224)          (327)
      Reimbursement of real estate development costs        275            169
      Changes in certain assets and liabilities:

         Decrease (increase) in receivables                (223)            72
         Decrease in payables and accrued liabilities      (508)          (382)
         Decrease in deferred income taxes                 (415)            --
         Other, net                                        (368)           101
                                                        -------        -------
        Total adjustments to net income                  (1,374)          (548)
                                                        -------        -------
        Net cash provided (used) by operating
          activities                                     (1,076)            41

Cash flows from investing activities:
  Proceeds from sales of marketable securities               --          2,480
  Purchases of marketable securities                       (211)        (3,457)
                                                        -------        -------
        Net cash used by investing activities              (211)          (977)

Cash flows from financing activities:
  Reductions in subordinated debentures                    (512)        (3,521)
  Purchases of the Company's common stock                   (24)           (68)
                                                        -------        -------
        Net cash used by financing activities              (536)        (3,589)
                                                        -------        -------
Net decrease in cash and cash equivalents                (1,823)        (4,525)
Cash and cash equivalents at beginning of period          2,975          9,840
                                                        -------        -------
Cash and cash equivalents at end of period              $ 1,152        $ 5,315
                                                        -------        -------
                                                        -------        -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest
    (net of amount capitalized)                         $    14        $    87
                                                        -------        -------
                                                        -------        -------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

Note B - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property, IDEA Courier Incorporated, under the terms of which IDEA Courier is to vacate portions of the building from time to time during the first six months of 1995, with the lease terminating in its entirety on June 30, 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995, and provides for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Effective March 1, 1995, Bank One also took assignment of the amended lease with IDEA Courier and indemnified the Company against any claims arising out of that lease from that date. As a result of the new lease, the rental revenues are now projected at $312,000 in 1995, $1,452,000 in 1996, $1,628,000 in 1997, $1,707,200 in 1998, $1,826,000 in 1999 and
$10,023,200 for the subsequent five year period.

In May 1995, IDEA Courier filed an action in an Arizona superior court naming the Company and Bank One as defendants, claiming, among other things, that actions by the defendants resulted in unreasonable interference with the plaintiff's use of its leased premises. The Company's management believes that the plaintiffs claims are without merit and, moreover, that any damages assessed by the court against the Company would be subject to indemnification by Bank One. In the event the court were to find in favor of the plaintiff in its actions against the Company and the Bank One indemnity be deemed inapplicable, the Company's future operating results could be materially adversely affected.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note C - Real Estate Inventory Held for Current Sale and Land Held for Future
         Development

At March 31, 1995, such real estate assets consisted primarily of approximately 1,042 acres of land in a master-planned, mixed-use project known as Meadow Pointe near Tampa, Florida. The Company carries its Meadow Pointe project and all other real estate properties held for sale, investment or development at the lower of cost or estimated net realizable value, which is the estimated sales proceeds of the property less costs to complete the project and holding and disposition costs as applicable. All such properties are currently carried at cost. The Company capitalizes costs directly associated with the Meadow Pointe project, including certain project related employee compensation costs.

Note D - Income Taxes

The Company is currently engaged in a dispute with the California Franchise Tax Board (the "FTB") arising from the FTB's assessment for income taxes for the year ended December 31, 1981. The assessment arose out of the FTB's contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated for tax purposes as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made a $650,000 payment to the FTB, the amount of the assessment and accrued interest, and subsequently filed a request for refund in the full amount of its payment. If the Company's request for refund is denied, the Company intends to bring an action for the refund in a California superior court.

At March 31, 1995, the Company had net operating loss carryforwards of approximately $12,400,000 for financial reporting purposes. Due to timing differences, at March 31, 1995, the Company had available for federal income tax purposes unused operating and capital loss carryforwards of approximately $11,000,000.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. During the three months ended March 31, 1995, the Company purchased 5,000 shares of its common stock for an aggregate amount of $24,000. During the three months ended March 31, 1994, the Company purchased 17,500 shares of its common stock for an aggregate amount of $68,000.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the Company's 1993 Long-Term Equity Incentive Plan. The market value of these shares at the date of issue was $174,000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     Net income of $298,000 and $589,000 in the three months ended March 31, 1995 and 1994, respectively, included gains of $475,000 and $712,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. Sales of developed residential lots during the three months ended March 31, 1995, were 23% and 16% less than in the same periods of 1994 and 1993, respectively, and such sales may remain below the levels set during those two years for the remainder of 1995 depending upon, among other things, the strength of the general economy in the Tampa area and nationally, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

     Real estate leasing income and mortgage loan interest decreased 46% in the three months ended March 31, 1995 as compared to the same period of 1994 primarily as a result of an amendment of the original lease, and the execution of a new lease, of the Company's Tempe, Arizona property. Due to these changes, annual rental income from the Tempe property is expected to decrease from $505,000 in 1994 to $312,000 in 1995. (See Note B of Notes to Financial Statements.) In addition, the Company expects to incur costs during 1995 for property taxes, insurance and certain other operating expenses related to the lease of the Tempe property of approximately $150,000 which it did not incur in prior years, and most of which costs it does not expect to incur after 1995.

     Interest and dividends from investments accounted for $60,000 and $83,000 of revenues in the three months ended March 31, 1995 and 1994, respectively. The decline in investment revenue in 1995 was due to a reduction in the amount of funds available for investment.

     The cost of real estate sold in the three months ended March 31, 1995, included the cost of lots in a residential development adjacent to Meadow Pointe and the cost of a model home within the Meadow Pointe project, in the aggregate amount of $205,000. There were no such costs in the three months ended March 31, 1994.

     Interest expense for the three months ended March 31, 1995 and 1994, was $14,000 and $25,000, respectively. The decrease resulted from a reduction in the amount of the Company's unmatured subordinated debentures. These interest amounts were entirely attributable to unmatured subordinated debentures. Interest expense in the 1994 three month period was net of capitalized interest of $75,000.

     General and administrative expenses in the three months ended March 31, 1995, were $28,000 lower than in the comparable period in 1994, due principally to lower employee compensation and benefits expenses and a reduction in office rental expense. The Company reduced its headquarters office space in the 1995 period. Employee compensation expenses capitalized against Tampa, Florida real estate were $40,000 in each of the three month periods ended March 31, 1995 and 1994, 18% and 19%, respectively, of total compensation for such periods. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1995, cash, cash equivalents and marketable securities decreased by $1,533,000. This decrease was due principally to redemptions of the Company's subordinated debentures, aggregating $512,000, and to a $650,000 payment to the California Franchise Tax Board (the "FTB") in the amount of the FTB's assessment for income taxes for the year ended December 31, 1981, together with accrued interest (See Note D of Notes to Financial Statements).

     At March 31, 1995, the Company held $3,325,000 in cash, cash equivalents and marketable securities as compared to $4,412,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock in the open market (See Note E of Notes to Financial Statements).

     The Company expects that its net rental income from its Tempe building, which had been $505,000 annually under the original lease with IDEA Courier Incorporated, will be reduced to about $312,000 for 1995. Beginning in 1996, however, when the new lessee, Bank One, Arizona, NA, will be paying rent on the entire building, the net rental is projected to increase substantially, and over the 10-year term of the lease is projected to aggregate approximately $17,000,000. In May 1995, IDEA Courier filed an action in an Arizona superior court naming the Company and Bank One as defendants, claiming, among other things, that actions by the defendants resulted in unreasonable interference with the plaintiff's use of its leased premises. The Company's management believes that the plaintiffs claims are without merit and, moreover, that any damages assessed by the court against the Company would be subject to indemnification by Bank One. In the event the court were to find in favor of the plaintiff in its actions against the Company and the Bank One indemnity be deemed inapplicable, the Company's future operating results could be materially adversely affected. (See Note B of Notes to Financial Statements.)

     The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. Since February 1992, the Meadow Pointe Community Development District, encompassing approximately 902 acres in the western portion of Meadow Pointe, has issued $38,400,000 of its capital improvement revenue bonds. The Company's budget currently anticipates the future issuance of approximately $42,000,000 of additional bonds by the Meadow Pointe II Community Development District, which encompasses approximately 822 acres in the eastern portion of Meadow Pointe.
The proceeds of such bonds have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe. There can be no assurance that any additional bonds will be issued.

     The Company intends to pay for its budgeted expenditures at Meadow Pointe and its other operating expenses (including those related to debenture payments) with (i) cash generated from sales of property within Meadow Pointe, rental from its Tempe building and its other operations and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures. Moreover, there can be no assurance that the amounts currently budgeted will be sufficient to develop the long-term Meadow Pointe project.

                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     Exhibit
     Number
     -------
     11   Statement re computation of per share earnings.

     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BF ENTERPRISES, INC.
                                   (Registrant)


Date:     May 10, 1995             /s/ John M. Price
                                   ----------------------------------
                                   John M. Price
                                   Senior Vice President,
                                   Secretary, Treasurer and
                                   General Counsel
                                   (Duly Authorized Officer)


Date:     May 10, 1995             /s/ S. Douglas Post
                                   ----------------------------------
                                   S. Douglas Post
                                   Vice President and Controller
                                   (Principal Accounting Officer)