Form 10-Q
period 1995-06-30
BF ENTERPRISES INC
filed 1995-08-11
CIK 814856

     =====================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                       --------------------------

                                FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF   THE
SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from_________ to ___________

                            ------------------

                     Commission file number  0-15932

                       BF ENTERPRISES, INC.
       (Exact name of registrant as specified in its charter)


              DELAWARE                           94-3038456
     (State of other jurisdiction             (I.R.S. Employer
     of incorporation or organization)        Identification No.)


                              (415) 989-6580
                       (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1995:

               3,794,593 shares of $.10 par value Common Stock



============================================================================

                 BF ENTERPRISES, INC. AND SUBSIDIARIES

                                I N D E X

                                                                             Page
                                                                             -----
PART I FINANCIAL INFORMATION

 Item 1.  Financial Statements

           - Consolidated statements of financial position.....................3

           - Consolidated statements of operations.............................4

           - Consolidated statements of stockholders' equity...................5

           - Consolidated statements of cash flows.............................6

           - Notes to financial statements.....................................7

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10


PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K...................................13







                               PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
               (in thousands, except per share amounts)

                                                            June 30,    December 31,
                                                              1995          1994
                                                              ----          ----
ASSETS:
   Cash and cash equivalents                              $  1,997      $  2,975
   Marketable securities                                       642         1,883
   Receivables                                                 180           144
   Mortgage loans                                              876           886
   Real estate rental property, net of depreciation          2,446         2,471
   Real estate inventory held for current sale
    and land held for future development                    11,414        11,169
   Other real estate                                           920           879
   Other assets                                                439            39
                                                          --------      --------
TOTAL ASSETS                                              $ 18,914      $ 20,446
                                                          --------      --------
                                                          --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                       $  2,966      $  4,572
   Subordinated debentures, unmatured                          817           817
   Deferred income taxes                                        16           432
                                                          --------      --------
   Total liabilities                                         3,799         5,821
                                                          --------      --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,794,593 and 3,758,393 shares                       380            376
     Capital surplus                                       17,440         17,344
     Deficit                                               (2,762)        (3,114)
     Net unrealized gains from marketable equity securities    57             19
                                                          --------        ------
   Total stockholders' equity                              15,115         14,625
                                                          -------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 18,914       $ 20,446
                                                         --------       --------
                                                         --------       --------

                  The accompanying notes to financial statements
                     are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (in thousands, except per share amounts)

                                             Three Months Ended    Six Months Ended
                                                  June 30,               June 30,
                                             ------------------    ----------------
                                             1995        1994        1995      1994
                                             ----        ----        ----      ----
Revenues:

 Real estate sales                         $  510      $  823     $ 1,296   $ 1,688

 Real estate leasing income and
  mortgage loan interest                       87         160         174       320

 Interest                                      42          90         102       173

 Other                                          3          33           6        33
                                           ------      ------      ------    ------
                                              642       1,106       1,578     2,214
 Costs and Expenses:

  Cost of real estate sold                     98        146          411       299

  Interest on subordinated debentures          14         23           28        48

  Depreciation                                 13         13           26        26

  Operating                                   144         20          152        31

  General and administrative                  311        324          601       639
                                           ------      -----        -----     -----
                                              580        526        1,218     1,043

Gross profit                                   62        580          360     1,171

Losses from securities                         (8)        --           (8)       (2)
                                           ------     ------       ------    ------
Net income                                 $   54     $  580       $  352    $1,169
                                           ------     ------       ------    ------
                                           ------     ------       ------    ------
Net income per share                       $  .01     $  .15       $  .09    $  .30
                                           ------     ------       ------    ------
                                           ------     ------       ------    ------

                    The accompanying notes to financial statements
                      are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                  (in thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                                ----------------
                                                                1995         1994
                                                                ----         ----
Common stock:

 Beginning of period                                        $   376        $   381

 Restricted stock grant - par value                               4             --

 Exercise of stock options - par value                            1             --

 Purchases of common stock - par value                           (1)            (3)
                                                             ------         ------
 End of period                                               $  380         $  378
                                                             ------         ------
                                                             ------         ------
Capital surplus:

 Beginning of period                                       $17,344         $17,548

 Restricted stock grant - excess over par value                170              --

 Exercise of stock options - excess over par value               1              --

 Purchases of common stock - excess over par value             (63)           (100)

 Purchase of stock option                                      (12)             --
                                                           -------         -------
 End of period                                             $17,440         $17,448
                                                           -------         -------
                                                           -------         -------
Deficit:

 Beginning of period                                      $(3,114)         $(4,722)

 Net income                                                   352            1,169

 End of period                                            $(2,762)         $(3,553)
                                                          -------          -------
                                                          -------          -------
Net Unrealized Gains From
Marketable Equity Securities:

 Beginning of period                                     $    19           $    --

 Valuation allowance                                          38                --
                                                         -------           -------
 End of period                                           $    57           $    --
                                                         -------           -------
                                                         -------           -------

             The accompanying notes to financial statements
                are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (in thousands)


                                                               Six Months Ended
                                                                     June 30,
                                                               ------------------
                                                                1995         1994
                                                                ----         ----
Cash flows from operating activities:
 Net income                                                  $   352      $  1,169
 Adjustments to reconcile net income to net
  cash provided or used by operating activities:
   Gains from sales of real estate                              (885)       (1,389)
   Losses from securities                                          8             2
   Net cash proceeds from sales of real estate                   802         1,028
   Real estate development costs                                (654)         (897)
   Reimbursement of real estate development costs                491           442
   Changes in certain assets and liabilities:
    Decrease (increase) in receivables                           (36)         (96)
    Decrease in payables and accrued liabilities                (401)        (434)
    Decrease in deferred income taxes                           (416)          --
    Other, net                                                  (407)         110
   Total adjustments to net income                            (1,498)      (1,234)
                                                             -------      -------
   Net cash used by operating activities                      (1,146)         (65)

Cash flows from investing activities:
 Proceeds from sales and maturities of marketable securities   1,481        3,223
 Purchases of marketable securities                             (208)      (4,430)
                                                             -------      -------
   Net cash provided (used) by investing activities            1,273       (1,207)

Cash flows from financing activities:
 Reductions in subordinated debentures                       (1,031)       (5,750)
 Purchases of the Company's common stock                        (64)         (103)
 Other                                                          (10)           --
                                                             ------       -------
   Net cash used by financing activities                     (1,105)       (5,853)
                                                             ------       -------
Net decrease in cash and cash equivalents                      (978)       (7,125)
Cash and cash equivalents at beginning of period              2,975         9,840
                                                             ------       -------
Cash and cash equivalents at end of period                  $ 1,997       $ 2,715
                                                            -------       -------
                                                            -------       -------
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest (net of
  amount capitalized)                                       $    28       $   177
                                                            -------       -------
                                                            -------       -------

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

Note B - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property, IDEA Courier Incorporated, under the terms of which IDEA Courier is to vacate portions of the building from time to time during the first six months of 1995, with the lease terminating in its entirety in 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995, and provides for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Effective March 1, 1995, Bank One also assumed and took assignment of the amended lease with IDEA Courier and indemnified the Company against any claims arising out of that lease from that date. As a result of the new lease, the contractual rental revenues are now projected at $349,000 in 1995, $1,452,000 in 1996, $1,628,000 in 1997,
$1,707,200 in 1998, $1,826,000 in 1999 and $10,023,200 for the subsequent five year period.

In May 1995, IDEA Courier filed a complaint with an Arizona superior court naming the Company and Bank One as defendants, claiming, among other things, that actions by the defendants resulted in unreasonable interference with the plaintiff's use of its leased premises. In July 1995, the parties agreed to a settlement of the lawsuit and, pursuant to a stipulation by the parties, the court dismissed IDEA Courier's complaint with prejudice. Under the terms of the settlement, the Company's projected rental revenue for 1995, after payment of costs associated with the settlement, will not be materially affected, and there will be no impact on future rental revenue.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note C - Real Estate Inventory Held for Current Sale and Land
        Held for Future Development

At June 30, 1995, such real estate assets consisted primarily of approximately 1,033 acres of land in a master-planned, mixed-use project known as Meadow Pointe near Tampa, Florida. The Company carries its Meadow Pointe project and all other real estate properties held for sale, investment or development at the lower of cost or estimated net realizable value, which is the estimated sales proceeds of the property less costs to complete the project and holding and disposition costs as applicable. All such properties are currently carried at cost. The Company capitalizes costs directly associated with the Meadow Pointe project, including certain project related employee compensation costs.

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

At June 30, 1995, the Company had net operating loss carryforwards of approximately $12,500,000 for financial reporting purposes. Due to timing differences, at June 30, 1995, the Company had available for federal income tax purposes unused operating and capital loss carryforwards of approximately $12,100,000.

                 BF ENTERPRISES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. During the six months ended June 30, 1995, the Company purchased 12,300 shares of its common stock for an aggregate amount of $64,000. During the six months ended June 30, 1994, the Company purchased 26,160 shares of its common stock for an aggregate amount of $103,000.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the Company's 1993 Long-Term Equity Incentive Plan. The market value of these shares at the date of issue was $174,000.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Results of Operations
- ---------------------

  Net income of $54,000 and $352,000 in the three months and six months ended June 30, 1995 included gains of $412,000 and $887,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and six months ended June 30, 1994, net income was $580,000 and $1,169,000 and included gains of $677,000 and $1,389,000, respectively, from sales of Meadow Pointe property. Sales of developed residential lots during the six months ended June 30, 1995, were 38% and 22% less than in the same periods of 1994 and 1993, respectively. For the remainder of 1995 such sales may remain below the levels set during the two previous years depending upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

  Real estate leasing income and mortgage loan interest decreased 46% both in the three months and six months ended June 30, 1995 as compared to the same periods of 1994 primarily as a result of an amendment of the original lease, and the execution of a new lease, of the Company's Tempe, Arizona property. Due to these changes, annual rental income from the Tempe property is expected to decrease from $505,000 in 1994 to $349,000 in 1995 (see Note B of Notes to Financial Statements). In addition, the Company expects to incur costs during 1995 for property taxes, insurance and certain other operating expenses related to the lease of the Tempe property of approximately $160,000 which it did not incur in prior years, and most of which costs it does not expect to incur after 1995. Of these costs, $135,000 were included in operating expenses during the three months and six months ended June 30, 1995, and accounted for most of the increase in operating expenses from the year earlier periods.

  Interest and dividends from investments accounted for $42,000 and $102,000 of revenues in the three months and six months ended June 30, 1995, respectively, and $90,000 and $173,000 in the comparable periods in 1994. The decline in investment revenue in 1995 was due to a reduction in the amount of funds available for investment.

  The cost of real estate sold in the six months ended June 30, 1995, included the cost of lots in a residential development adjacent to Meadow Pointe and the cost of a model home within the Meadow Pointe project, in the aggregate amount of $205,000. There were no such costs in the six months ended June 30, 1994.

  Interest expense on subordinated debentures for the three months and six months ended June 30, 1995, was $14,000 and $28,000, respectively. For the same periods in 1994, this expense was $23,000 and $48,000. The decrease was entirely attributable to a reduction in the amount of the Company's unmatured subordinated debentures. Interest expense in the 1994 three month and six months periods was net of capitalized interest of $48,000 and $123,000, respectively.

  General and administrative expenses in the three months and six months ended June 30, 1995, were, respectively, $13,000 and $38,000 lower than in the comparable periods in 1994, due principally to lower employee compensation and benefits expenses and a reduction in office rental expense. The Company reduced its headquarters office space in the 1995 period. Employee compensation expenses capitalized against Tampa, Florida real estate in the six months ended June 30, 1995 and 1994, were $71,000 and $80,000, respectively, 18% and 19%, respectively, of total compensation for such periods. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

Liquidity and Capital Resources
- -------------------------------

  During the six months ended June 30, 1995, cash, cash equivalents and marketable securities decreased by $2,219,000. This decrease was due principally to redemptions of the Company's subordinated debentures, aggregating $1,031,000, and to a $650,000 payment to the California Franchise Tax Board (the "FTB") in the amount of the FTB's assessment for income taxes for the year ended December 31, 1981, together with accrued interest (see Note D of Notes to Financial Statements).

  At June 30, 1995, the Company held $2,639,000 in cash, cash equivalents and marketable securities as compared to $3,799,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock in the open market (see Note E of Notes to Financial Statements).

  The Company expects that its net rental income from its Tempe building, which had been $505,000 annually under the original lease with IDEA Courier Incorporated, will be reduced to about $349,000 for 1995. Beginning in 1996, however, when the new lessee, Bank One, Arizona, NA, will be paying rent on the entire building, the net rental is projected to increase substantially, and over the 10-year term of the lease is projected to aggregate approximately $17,000,000. In May 1995, IDEA Courier filed a complaint with an Arizona superior court naming the Company and Bank One as defendants, claiming, among other things, that actions by the defendants resulted in unreasonable interference with the plaintiff's use of its leased premises. In July 1995, the parties agreed to a settlement of the lawsuit and, pursuant to a stipulation by the parties,the court dismissed IDEA Courier's complaint with prejudice. Under the terms of the settlement, the Company's projected rental revenue for 1995, after payment of costs associated with the settlement, will not be materially affected, and there will be no impact on future rental revenue (see Note B of Notes to Financial Statements).

  The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. Since February 1992, the Meadow Pointe Community Development District, encompassing approximately 902 acres in the western portion of Meadow Pointe, has issued $38,400,000 of its capital improvement revenue bonds. The Company's budget currently anticipates the future issuance of approximately $42,000,000 of additional bonds by the Meadow Pointe II Community Development District, which encompasses approximately 822 acres in the eastern portion of Meadow Pointe.
The proceeds of such bonds have been and are expected to be used to acquire property and construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe. There can be no assurance that any additional bonds will be issued.

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

  It is the Company's policy to review each of its real estate assets periodically to determine whether it is in the Company's long-term interest to hold or sell any of those assets.

                         PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

     Exhibit
     Number
     ------

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


                                   BF ENTERPRISES, INC.
                                   (Registrant)

                                       JOHN M. PRICE
Date:     August 11, 1995          -------------------------
                                   /s/ John M. Price
                                   John M. Price
                                   Senior Vice President,
                                   Secretary, Treasurer and
                                   General Counsel
                                   (Duly Authorized Officer)

                                      S. DOUGLAS POST
Date:     August 11, 1995          --------------------------
                                   /s/ S. Douglas Post
                                   S. Douglas Post
                                   Vice President and Controller
                                   (Principal Accounting Officer)