Form 10-Q
period 1995-09-30
BF ENTERPRISES INC
filed 1995-11-14
CIK 814856

====================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                         ------------------------


                                FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from _____________ to __________________



Commission file number  0-15932

                                  BF ENTERPRISES, INC.
               (Exact name of registrant as specified in its charter)



           DELAWARE                           94-3038456
(State or other jurisdiction                 (IRS Employer Indentification
of incorporation or organization)             Number)


           100 Bush Street, Suite 1250, San Francisco, California 94104
                    (Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 1995:

                3,763,193 shares of $.10 par value Common Stock

=========================================================================

                       BF ENTERPRISES, INC. AND SUBSIDIARIES

                                  I N D E X

                                                                           Page
                                                                           ----

PART I FINANCIAL INFORMATION
 Item 1.  Financial Statements

           - Consolidated statements of financial position . . . . . . . . . . 3

           - Consolidated statements of operations . . . . . . . . . . . . . . 4

           - Consolidated statements of stockholders' equity . . . . . . . . . 5

           - Consolidated statements of cash flows . . . . . . . . . . . . . . 6

           - Notes to financial statements . . . . . . . . . . . . . . . . . . 7

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  10



PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .13

                                        2

                     PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                  (in thousands, except per share amounts)


                                                        September 30,            December 31,
                                                            1995                     1994
                                                            ----                     ----
ASSETS:

   Cash and cash equivalents                                 $  2,019             $  2,975
   Marketable securities                                          603                1,883
   Receivables                                                    178                  144
   Mortgage loans                                               1,502                  886
   Real estate rental property, net of depreciation             2,433                2,471
   Real estate inventory held for current sale
    and land held for future development                       11,346               11,169
   Other real estate                                              132                  879
   Other assets                                                   423                   39
                                                             --------             --------
TOTAL ASSETS                                                 $ 18,636             $ 20,446
                                                             --------             --------
                                                             --------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                         $  2,737              $  4,572
   Subordinated debentures, unmatured                            817                   817
   Deferred income taxes                                          16                   432
                                                            --------              --------
   Total liabilities                                           3,570                 5,821
                                                            --------              --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,781,093 and 3,758,393 shares                          378                   376
     Capital surplus                                          17,352                17,344
     Deficit                                                  (2,682)               (3,114)
     Net unrealized gains from marketable equity securities       18                    19
                                                            --------              --------
   Total stockholders' equity                                 15,066                14,625
                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 18,636              $ 20,446
                                                            --------              --------
                                                            --------              --------


             The accompanying notes to financial statements
                are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share amounts)



                                         Three Months Ended                  Nine Months Ended
                                           September 30,                        September 30,
                                         ------------------                  ------------------

                                        1995             1994               1995             1994
                                        ----             ----               ----             ----

Revenues:

    Real estate sales               $  1,303           $  639              $ 2,599           $ 2,327

    Real estate leasing income and
     mortgage loan interest               84              157                  258               477

    Interest                              38               75                  140               248

    Other                                  4               (1)                  10                32
                                    --------         --------             --------          --------
                                       1,429              870                3,007             3,084

 Costs and Expenses:

    Cost of real estate sold           1,019              120                1,430               419

    Interest on subordinated debentures   15               14                   43                62

    Depreciation                          12               12                   38                38

    Operating                              4               29                  156                60

    General and administrative           299              316                  900               955
                                    --------         --------              -------          --------
                                       1,349              491                2,567             1,534

 Gross profit                             80              379                  440             1,550

 Losses from securities                   --              (40)                  (8)              (42)
                                    --------         --------              --------         --------

 Net income                         $    80          $   339               $   432           $ 1,508
                                    --------         --------              --------         --------
                                    --------         --------              --------         --------
 Net income per share               $  .02           $   .09               $   .11          $    .38
                                    --------         --------              --------         --------
                                    --------         --------              --------         --------

                             The accompanying notes to financial statements
                                 are an integral part of these statements.

                             BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                           (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 ------------------

                                                                 1995          1994
                                                                 ----          ----
Common stock:

   Beginning of period                                        $   376        $   381

   Restricted stock grant - par value                               4             --

   Exercise of stock options - par value                            1             --

   Purchases of common stock - par value                           (3)            (4)
                                                             ---------       --------
   End of period                                              $   378        $   377
                                                             ---------       --------
                                                             ---------       --------
Capital surplus:

   Beginning of period                                        $17,344        $17,548

   Restricted stock grant - excess over par value                 170             --

   Exercise of stock options - excess over par value                1             --

   Purchases of common stock - excess over par value             (151)          (165)

   Purchase of stock option                                       (12)            --
                                                            ---------        --------
   End of period                                              $17,352        $17,383
                                                            ---------        --------
                                                            ---------        --------
Deficit:

   Beginning of period                                       $(3,114)        $(4,722)

   Net income                                                    432           1,508
                                                            ---------        --------
   End of period                                             $(2,682)        $(3,214)
                                                            ---------        --------
                                                            ---------        --------
Net Unrealized Gains From
Marketable Equity Securities:

    Beginning of period                                      $    19         $    --

    Valuation allowance                                           (1)             --
                                                            ---------        ---------
    End of period                                            $    18         $    --
                                                            ---------        ---------
                                                            ---------        ---------

             The accompanying notes to financial statements
                are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (in thousands)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                            -----------------
                                                                            1995           1994
                                                                            ----           ----
Cash flows from operating activities:
   Net income                                                           $   432        $  1,508
   Adjustments to reconcile net income to net cash provided or used by operating activities:
       Gains from sales of real estate                                   (1,169)         (1,908)
       Losses from securities                                                 8              42
       Net cash proceeds from sales of real estate                        1,295           1,409
       Real estate development costs                                       (833)           (945)
       Reimbursement of real estate development costs                       682             853
       Changes in certain assets and liabilities:
          Decrease (increase) in receivables                                (34)            108
          Decrease in payables and accrued liabilities                     (368)           (439)
          Decrease in deferred income taxes                                (416)             --
          Other, net                                                       (369)            354
                                                                        --------       --------
         Total adjustments to net income                                 (1,204)           (526)
                                                                        --------       --------
         Net cash provided (used) by operating activities                  (772)            982

Cash flows from investing activities:
   Proceeds from sales and maturities of marketable securities            1,481           5,895
   Purchases of marketable securities                                      (208)         (4,430)
                                                                        --------       --------
         Net cash provided by investing activities                        1,273           1,465

Cash flows from financing activities:
   Reductions in subordinated debentures                                 (1,293)         (7,338)
   Purchases of the Company's common stock                                 (154)           (169)
   Other                                                                    (10)             --
                                                                        --------       ---------
         Net cash used by financing activities                           (1,457)         (7,507)
                                                                        --------       ---------
Net decrease in cash and cash equivalents                                  (956)         (5,060)
Cash and cash equivalents at beginning of period                          2,975           9,840
                                                                        --------       ---------
Cash and cash equivalents at end of period                              $ 2,019         $ 4,780
                                                                        --------       ---------
                                                                        --------       ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest (net of amount capitalized) $    29         $   191
                                                                        --------        --------
                                                                        --------        --------
   Non cash operating activities:
     Mortgage note received as a portion of the proceeds
      due from the sale of real estate:
      Face value of note                                                $   680         $    --
      Discount                                                              (48)             --
                                                                        --------        --------
      Carrying value of note                                            $   632         $    --
                                                                        --------        --------
                                                                        --------        --------

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

Note B - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property, IDEA Courier Incorporated. Under the terms of the amendment, as subsequently further amended, IDEA Courier vacated portions of the building from time to time and the lease terminated in its entirety, and IDEA Courier vacated the property, on October 31, 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995, and provides for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Effective March 1, 1995, Bank One also assumed and took assignment of the amended lease with IDEA Courier and indemnified the Company against any claims arising out of that lease from that date. As a result of the new lease, the contractual rental revenues are now projected at $349,000 in 1995, $1,452,000 in 1996, $1,628,000 in 1997, $1,707,200 in
1998, $1,826,000 in 1999 and $10,023,200 for the subsequent five year period.

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

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note C - Real Estate Inventory Held for Current Sale and Land
        Held for Future Development

At September 30, 1995, such real estate assets consisted primarily of approximately 1,019 acres of land in a master-planned, mixed-use project known as Meadow Pointe near Tampa, Florida. The Company carries its Meadow Pointe project and all other real estate properties held for sale, investment or development at the lower of cost or estimated net realizable value, which is the estimated sales proceeds of the property less costs to complete the project and holding and disposition costs as applicable. All such properties are currently carried at cost. The Company capitalizes costs directly associated with the Meadow Pointe project, including certain project related employee compensation costs.

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

At September 30, 1995, the Company had net operating loss carryforwards of approximately $12,700,000 for financial reporting purposes. Due to timing differences, at September 30, 1995, the Company had available for federal income tax purposes unused operating and capital loss carryforwards of approximately $12,400,000.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock primarily in the open market. During the nine months ended September 30, 1995, the Company purchased 28,300 shares of its common stock for an aggregate amount of $154,000. During the nine months ended September 30, 1994, the Company purchased 42,660 shares of its common stock for an aggregate amount of $169,000.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the Company's 1993 Long-Term Equity Incentive Plan. The market value of these shares at the date of issue was $174,000.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.
           ---------------------------------------------

Results of Operations

 Net income of $80,000 and $432,000 in the three months and nine months ended September 30, 1995 included gains of $311,000 and $1,198,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and nine months ended September 30, 1994, net income was $339,000 and $1,508,000 and included gains of $519,000 and $1,908,000, respectively, from sales of Meadow Pointe property. Sales of developed residential lots during the nine months ended September 30, 1995, were 30% and 19% less than in the same periods of 1994 and 1993, respectively. For the remainder of 1995 such sales may remain below the levels set during the two previous years depending upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

 Real estate leasing income and mortgage loan interest decreased 46% in each of the three month and nine month periods ended September 30, 1995 as compared to the same periods of 1994 primarily as a result of an amendment of the original lease, and the execution of a new lease, of the Company's Tempe, Arizona property. Due to these changes, annual rental income from the Tempe property is expected to decrease from $505,000 in 1994 to $349,000 in 1995 (see Note B of Notes to Financial Statements). In addition, the Company expects to incur costs during 1995 for property taxes, insurance and certain other operating expenses related to the lease of the Tempe property of approximately $150,000 which it did not incur in prior years, and most of which costs it does not expect to incur after 1995. Of these costs, $124,000 were included in operating expenses during the nine months ended September 30, 1995, and accounted for the increase in operating expenses from the year earlier period.

 Interest and dividends from investments accounted for $38,000 and $140,000 of revenues in the three months and nine months ended September 30, 1995, respectively, and $75,000 and $248,000 in the comparable periods in 1994.
The decline in investment revenue in 1995 was due to a reduction in the funds available for investment.

 In addition to Meadow Pointe residential lot sales activity, real estate revenue in the three months ended September 30, 1995, included revenue of $804,000 from the one-time sale of a commercial building and underlying property in Edina, Minnesota. The cost of real estate sold attributable to the Edina property was $831,000, which included a $48,000 discount of the $680,000 note received in the transaction. Results for the nine months ended September 30, 1995 also included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in the comparable periods of 1994.

 Interest expense on subordinated debentures for the nine months ended September 30, 1995 was $43,000. During the same period in 1994, such interest expense was $185,000, which included capitalized interest of $123,000. The decrease was entirely attributable to a reduction in the amount of the Company's unmatured subordinated debentures.

 General and administrative expenses in the three months and nine months ended September 30, 1995, were, respectively, $17,000 and $55,000 lower than in the comparable periods in 1994, due principally to lower employee compensation and benefits expenses and a reduction in office rental expense. The Company reduced its headquarters office space in the 1995 period.
Employee compensation expenses capitalized against Tampa, Florida real estate in the nine months ended September 30, 1995 and 1994, were $94,000 and $119,000, respectively, 16% and 19%, respectively, of total compensation for such periods. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

Liquidity and Capital Resources
-------------------------------

 During the nine months ended September 30, 1995, cash, cash equivalents and marketable securities decreased by $2,236,000. This decrease was due principally to redemptions of the Company's subordinated debentures, aggregating $1,293,000, and to a $650,000 payment to the California Franchise Tax Board (the "FTB") in the amount of the FTB's assessment for income taxes for the year ended December 31, 1981, together with accrued interest (see Note D of Notes to Financial Statements).

 At September 30, 1995, the Company held $2,622,000 in cash, cash equivalents and marketable securities as compared to $3,570,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market (see Note E of Notes to Financial Statements).

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

 The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. Since February 1992, the Meadow Pointe Community Development District, encompassing approximately 902 acres in the western portion of Meadow Pointe, has issued $38,400,000 of its capital improvement revenue bonds. In October 1995 the Meadow Pointe II Community Development District (the "District"), which encompasses approximately 822 acres in the eastern portion of Meadow Pointe, issued $16,090,000 of such bonds. Immediately following the issuance of the bonds, a wholly owned subsidiary of the Company sold to the District 381 acres within the area encompassed by the District for $3,185,000, all of which was paid in cash. The acquired land will be used by the District for roads, ponds, conservation areas and neighborhood parks. The Company's budget currently anticipates the future issuance of approximately $19,400,000 of additional bonds by the District. The proceeds of such bonds are expected to be used to acquire additional property and construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe. There can be no assurance that any additional bonds will be issued.

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


                                   BF ENTERPRISES, INC.
                                   (Registrant)


Date:     November 13, 1995        /s/ John M. Price
                                   -----------------------------
                                   John M. Price
                                   Senior Vice President,
                                   Secretary, Treasurer and
                                   General Counsel
                                   (Duly Authorized Officer)


Date:     November 13, 1995        /s/ S. Douglas Post
                                   ------------------------------
                                   S. Douglas Post
                                   Vice President and Controller
                                   (Principal Accounting Officer)