Form 10-K
period 1995-12-31
BF ENTERPRISES INC
filed 1996-03-28
CIK 814856

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1995, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________to__________

Commission file number 0-15932

                                 BF ENTERPRISES, INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                         94-3038456
              (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

    100 BUSH STREET, SUITE 1250, SAN FRANCISCO, CA      94104
    (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                             $.10 PAR VALUE COMMON STOCK
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1996, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $9,907,990 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,769,195 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 13, 1996, there were outstanding 3,750,793 shares of the registrant's $.10 Par Value Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 1996, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.


Exhibit Index begins on page 33.

                                        PART I

ITEM 1.   BUSINESS.

GENERAL

    BF Enterprises, Inc. (the "Company") was organized under the laws of the State of Delaware on May 22, 1987. The Company currently is engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 220,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns 22 acres of undeveloped land in suburban Nashville, Tennessee, and two current real estate loans secured by first mortgages in the aggregate principal amount of $780,000.

    At December 31, 1995, the Company's assets also included approximately $5.2 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project and payment of principal and interest on subordinated debentures and other obligations.


REAL ESTATE

    The Company's principal real estate assets consist of the following:

    MEADOW POINTE. As of February 29, 1996, two of the Company's real estate subsidiaries owned approximately 621 acres, and held reversionary interests in an additional eight acres, in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, those subsidiaries have sold 886 lots, consisting of approximately 186 acres, to homebuilders and 834 acres to the two community development districts described below. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

    The Company and its subsidiaries commenced development of Meadow Pointe in 1992. Meadow Pointe is subject to, and is being developed in accordance with, a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,850 single family homes, 1,400 multifamily residential units and 61.5 acres of commercial facilities.

    Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. As of February 29, 1996, the Company's development subsidiary, Trout Creek Development Corporation ("Trout Creek"), had sold 886 lots to five Tampa homebuilders. Trout Creek sold 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992, and sold 25 lots in the first two months of 1996, for prices ranging from approximately $21,000 to $35,500. The homebuilders currently are offering finished houses at base prices ranging from approximately $90,000 to $180,000.

    Trout Creek is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect that Trout Creek or any other subsidiary or affiliate will engage in the construction of houses on finished lots. In March 1991, Trout Creek entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning and managing, and advising Trout Creek with respect to, the development of Meadow Pointe, including the sale of single family lots and multifamily and commercial parcels.

    Two community development districts, both local units of Florida special purpose government, were formed in October 1991 and October 1994, respectively. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through October 1995, the two community development districts issued an aggregate $54.5 million of capital improvement revenue bonds, including $16.1 million issued in 1995. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by Trout Creek and the sale of those lots to homebuilders.

    The Company's budget currently anticipates the future issuance of approximately $20 million of additional capital improvement revenue bonds to finance the acquisition of property and the construction of roads, utilities and other infrastructure systems within the project. There can be no assurance that additional bonds will be issued.

    In the fourth quarter of 1995, the Company listed for sale with a large national real estate brokerage firm approximately 56 acres of commercial property and approximately 132 acres of property zoned for 1,400 multifamily units. There can be no assurance that the brokerage firm will be able to arrange for sales, on terms acceptable to the Company, of all or any part of the property listed.

    COMMERCIAL BUILDING IN TEMPE. The Company owns a 220,000 square foot commercial building on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased take down of space during 1995; rental of the entire premises commenced January 1, 1996. The Company previously had executed a lease amendment with the original tenant, under the terms of which that lease was terminated 33 months before the original lease expiration date. In 1995, the Company's rental income from the Tempe building, which had been $505,000 annually under the original lease, was reduced to $349,000, exclusive of certain costs of approximately $153,000 related to the new lease arrangements. Beginning January 1, 1996, when Bank One will be paying rent on the entire building, base rents due under the new lease will increase to: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in
1999; $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in
2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During this period, the Company will report annual rental income of approximately $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The lease also provides for two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

    MORTGAGE LOANS. At December 31, 1995, the Company held loans which were current and secured by first mortgages on a 23,000 square foot commercial building, and the underlying two acres of property, in Edina, Minnesota and one model home at Meadow Pointe, in the aggregate principal amount of $780,000. Both loans bear interest at market rates in effect on the dates the loans were made. The loan secured by the Minnesota property, in the principal amount of $680,000, is due in 2000, and the other loan, of $100,000 principal amount, is due in 1997.

    OTHER REAL ESTATE. The Company also owns 22 acres of undeveloped land in suburban Nashville, Tennessee which is zoned commercial.

FOREIGN OPERATIONS

    The Company has no foreign operations and has no material assets in foreign countries. A wholly owned foreign subsidiary holds 22% of the common stock of Trout Creek.

EMPLOYEES

    Currently, the Company has eight employees.

COMPETITION

    The Company competes with many other firms and individuals who develop real estate or hold undeveloped property for lease or sale or developed property for lease or sale. While competitive conditions vary substantially, depending upon the geographical area and the type of real estate asset, within a particular market the most significant competitive factors generally are location, price and zoning.

    Development of the Meadow Pointe project, the Company's principal asset, will take several years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company, the strength of the general economy in the Tampa area and nationally, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. Recently, construction has begun, or plans for construction starts in 1996 have been announced, for several other residential projects in the same market area as Meadow Pointe, along or near County Road 581. These new projects may have an adverse impact on the rate of lot sales at Meadow Pointe or lot prices, or both.

    It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell or develop its Nashville property when local conditions warrant.


OTHER INFORMATION

    The Company's current business constitutes a single business segment. Financial and other information relating to the Company's operations by industry segments for the past three years is, therefore, omitted. See the Company's Consolidated Financial Statements.

    Except for the lease of the 220,000 square foot Tempe commercial building to one tenant, the Company's business is not dependent upon a single customer or a limited number of customers, and is not seasonal. The Company does not utilize raw materials, has no order backlog, and no material portion of its business is subject to government contracts. The Company has no trademarks, service marks or tradenames other than Meadow Pointe. The Company does not engage in or make any expenditures with respect to research and development activities, and the Company's business is not materially affected by compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

ITEM 2.  PROPERTIES.

    The Company leases its headquarters office space in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 1999, with a three-year renewal option. In the first quarter of 1995, the Company relocated its headquarters office within the Shell Building and reduced its rental expense. The Company believes this new office space is adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

    In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been
treated as a business deduction rather than a non-business deduction.   The
Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed. The amount of the Company's payment to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.

    In September 1995, the Company's predecessor and a subsidiary of the Company were served as defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania. The suit arises out of the death of a person who fell from a mobile passenger lounge at the Mexico City International Airport in 1993. The plaintiff alleges, among other things, that the mobile lounge was manufactured and sold by a former subsidiary of the Company's predecessor. That former subsidiary sold all of its assets and business to a third party in 1975. This lawsuit is in its preliminary stages. The Company's management does not expect that the outcome of this lawsuit will have a material adverse effect on the Company's financial position.

    The Company is not a party to any other pending legal proceedings except routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

    The Company's common stock trades on the Nasdaq National Market System tier
of The Nasdaq Stock Market under the symbol "BFEN".   On March 15, 1996, there
were approximately 800 holders of record of the common stock.

    Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 1995 and 1994, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                            Bid Quotations
                                    ----------------------------
                     1995             High                 Low
              ---------------         ----                 ---
              1st Quarter           $4 7/8                $4 1/4

              2nd Quarter            5 7/8                 4 7/8

              3rd Quarter            5 3/4                 5

              4th Quarter            5 1/4                 4 1/2

                     1994             High                 Low
              ---------------         ----                 ---
              1st Quarter           $3 3/4                $3 3/4

              2nd Quarter            3 7/8                 3 3/4

              3rd Quarter            3 7/8                 3 3/4

              4th Quarter            4 1/4                 3 3/4

    The source of the foregoing quotations was the National Quotation Bureau, Inc.

    No cash dividends were paid in 1995 or 1994, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for payment of subordinated debentures, real estate development activities and other corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

Following is a table of selected financial data of the Company for the last five years:

                                                             Year ended December 31,
                                              ----------------------------------------------------
                                                  1995      1994      1993      1992      1991
                                                  ----      ----      ----      ----      ----
                                                    (in thousands, except per share amounts)
    INCOME STATEMENT DATA:
      Revenues                                   $ 3,550   $ 3,883    $3,854    $3,313    $1,457

      Income (loss) before
        income taxes                                 477     1,608     2,103      (632)     (258)
      Net income (loss)                              445     1,608     2,103      (632)      142
      Net income (loss)
        per share                                    .11       .41       .54      (.17)      .04
      Average common stock
        and equivalents (1)                        4,029     3,947     3,895     3,821     3,919
    BALANCE SHEET DATA
    (AT END OF PERIOD):
      Total assets                               $18,521   $20,446   $26,484   $24,293   $24,305
      Subordinated debentures, unmatured             817       817     5,770    10,605    10,830
      Stockholders' equity                        14,867    14,625    13,207    11,134    10,660
      Stockholders' equity per
        share (fully diluted)                       3.84      3.74      3.37      2.88      2.79

Notes:   (1)  In calculating net income (loss) per share:

         (i) For 1995, the weighted average number of shares was 4,029,000, the
sum of   3,788,000 weighted average shares of common stock and 241,000 weighted average common stock equivalents outstanding during the year.

         (ii) For 1994, the weighted average number of shares was 3,947,000, the sum of 3,782,000 weighted average shares of common stock and 165,000 weighted average common stock equivalents outstanding during the year.

         (iii) For 1993, the weighted average number of shares was 3,895,000, the sum of 3,819,000 weighted average shares of common stock and 76,000 weighted average common stock equivalents outstanding during the year.

         (iv) For 1992, the weighted average number of shares was 3,821,000. This was exclusive of 110,000 common stock equivalents which would have been anti-dilutive in this loss period.

         (v) For 1991, the weighted average number of shares was 3,919,000, the sum of 3,891,000 weighted average shares of common stock and 28,000 weighted average common stock equivalents outstanding during the year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1995

    During the years ended December 31, 1995, 1994 and 1993, the Company realized net income of $445,000, $1,608,000 and $2,103,000, respectively. Lower net income for 1995 was due principally to a reduction in revenues from lot sales at the Company's Meadow Pointe project, near Tampa, Florida, an increase in the costs attributable to those lot sales, reduced rental income from the Company's Tempe, Arizona property and costs incurred in connection with a new lease of that property.

    Results for the years 1995, 1994 and 1993 included gains from sales of lots within Meadow Pointe of $1,415,000, $2,375,000 and $2,503,000, respectively, on sales to homebuilders of 211 lots in 1995, 284 lots in 1994 and 267 lots in 1993. The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Financial Statements). The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Gains from sales of property within Meadow Pointe for 1993 were increased significantly by the impact of payments received from the sale of land to a community development district (see Note H of Notes to Financial Statements). The lower level of sales activity at Meadow Pointe in 1995 may continue, depending upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

    In addition to Meadow Pointe residential lot sales, during 1995 the Company had real estate net revenue of $756,000 from the sale of a commercial building and underlying property in Edina, Minnesota. The cost of real estate sold attributable to the Edina property was $792,000. Results for 1995 also included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in 1994. Results for 1993 included revenue and cost of $146,000 and $147,000, respectively, for lots in the residential development adjacent to Meadow Pointe. Net income for 1993 also included $665,000 in gains from securities, more particularly described below, and a nonrecurring charge of $388,000 for costs related to the issuance of the Company's Floating Rate Subordinated Debentures due December 31, 1999 (see Note I of Notes to Financial Statements).

    Real estate leasing income and mortgage loan interest decreased 31% in 1995 as compared to each of 1994 and 1993, primarily as a result of an amendment of the original lease, and the execution of a new lease, of the Company's Tempe, Arizona property (see Note G of Notes to Financial Statements). Due to these changes, annual rental income from the Tempe property decreased from $505,000 in each of 1994 and 1993 to $349,000 in 1995. In addition, the Company incurred costs during 1995 for property taxes, insurance and certain other operating expenses related to the lease of the Tempe property of $153,000 which it did not incur in prior years, none of which costs it expects to incur after 1995. These costs were included in operating expenses during 1995 and accounted for the increase over operating expenses in the two preceding years.

    Interest from investments was $222,000 in 1995 as compared to $319,000 in 1994 and $357,000 in 1993. The decline in interest income in 1995 was due to a reduction in the amount of funds available for investment.

    Interest expense, attributable entirely to subordinated debentures, was $57,000 in 1995 as compared to $76,000 and $429,000 in 1994 and 1993, respectively. The substantial decline in this expense from 1993 was due to the maturity of one series of subordinated debentures on December 31, 1993 and of another on May 31, 1994. These interest amounts included discount amortization and were net of capitalized interest expense of $124,000 and $359,000 in 1994 and 1993, respectively.

    General and administrative expenses charged against income were $1,248,000 in 1995. These expenses decreased by $256,000 in 1995 and increased by $189,000 in 1994 from the year immediately preceding. The increase in 1994 was due principally to higher employee compensation and benefits expenses, including a January 1995 restricted stock grant to five officers of the Company (see Note M of Notes to Financial Statements) which was taken into expense in 1994.
Employee compensation expenses capitalized against Tampa, Florida real estate in the years ended December 1995, 1994 and 1993 were $125,000, $200,000 and $169,000, respectively, representing 17%, 19% and 20%, respectively, of total compensation for those years. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

    The Company realized gains from securities of $665,000 in 1993, of which $612,000 was from sales of long-term marketable equity securities reclassified as short-term in 1992 with a consequent $895,000 charge to earnings, the amount by which the cost of the securities exceeded their market value at the reclassification date. The Company had losses of $8,000 and $42,000 in 1995 and 1994, respectively, from sales of government securities in periods of rising interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1995, cash and cash equivalents increased by $1,693,000. This increase was due principally to proceeds of $3,185,000 from the sale of 381 acres of land in the eastern portion of Meadow Pointe to a community development district (see Note H of Notes to Financial Statements). At December 31, 1995, the Company held $5,206,000 in cash, cash equivalents and marketable securities as compared to $3,654,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock in the open market.

    The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. Since February 1992, two community development districts encompassing the Meadow Pointe project have issued approximately $54.5 million of capital improvement revenue bonds. The Company's budget currently anticipates the future issuance of approximately $20 million of additional bonds by one of those community development districts. The proceeds of such bonds have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe (see Note H of Notes to Financial Statements). There can be no assurance that any additional bonds will be issued.

    The Company intends to pay for its other budgeted expenditures at Meadow Pointe and its other operating expenses (including those related to debenture payments) with (i) cash generated from sales of property within Meadow Pointe, its other operations and sales of marketable securities, and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures. Moreover, there can be no assurance that the amounts currently budgeted will be sufficient to develop the long-term Meadow Pointe project.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements Covered by Report of Independent Public
Accountants

                                                                              Page
                                                                              ----
Report of independent public accountants ......................................11

Consolidated statements of financial position at December 31, 1995 and 1994 ......................................................................12

Consolidated statements of operations for the years ended December 31,
1995, 1994 and 1993 ...........................................................13

Consolidated statements of stockholders' equity for the years ended
December 31, 1995, 1994 and 1993 ..............................................14

Consolidated statements of cash flows for the years ended December 31,
1995, 1994 and 1993 ...........................................................15

Notes to consolidated financial statements .................................16-23

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated statements of financial position of BF Enterprises, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BF Enterprises, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedules listed in the index to the financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP

San Francisco, California
  February 28, 1996

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               December 31,
                                                         ------------------------
                                                            1995           1994
                                                            ----           ----
ASSETS:
  Cash and cash equivalents                               $ 4,668       $  2,975
  Marketable securities                                       538          1,883
  Receivables                                                 188            144
  Mortgage loans                                              732            886
  Real estate rental property, net of depreciation          2,420          2,471
  Real estate inventory held for current sale
   and land held for future development                     9,446         11,169
  Other real estate                                           132            879
  Other assets                                                397             39
                                                          -------        -------

TOTAL ASSETS                                              $18,521        $20,446
                                                          -------        -------
                                                          -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                        $ 2,821        $ 4,572
  Subordinated debentures, unmatured                          817            817
  Deferred income taxes                                        16            432
                                                           ------         ------
  Total Liabilities                                         3,654          5,821
                                                           ------         ------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value
  Authorized -- 10,000,000 shares
  Issued and outstanding --
    3,753,193 and 3,758,393 shares                            375            376
  Capital surplus                                          17,208         17,344
  Deficit                                                  (2,669)        (3,114)
  Net unrealized gains (losses) from
     marketable equity securities                             (47)            19
                                                           ------         ------

Total Stockholders' Equity                                 14,867         14,625
                                                           ------         ------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                     $18,521        $20,446
                                                          -------        -------
                                                          -------        -------


                        The accompanying notes are an integral
                              part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Year Ended
                                                          December 31,
                                                          ------------
                                                  1995        1994       1993
                                                  ----        ----       ----
Revenues:
  Real estate sales                            $ 2,883     $ 2,900     $ 2,701
  Real estate leasing income and
    mortgage loan interest                         433         630         630
  Interest and dividend                            222         319         357
  Other                                             12          34         166
                                                 -----       -----       -----
                                                 3,550       3,883       3,854

Costs and Expenses:
  Cost of real estate sold                       1,493         525         199
  Interest                                          57          76         429
  Depreciation and amortization                     56          51          51
  Operating                                        211          77          34
  General and administrative                     1,248       1,504       1,315
  Debt issuance costs                               --          --         388
                                                 -----       -----       -----

                                                 3,065       2,233       2,416

Gross profit                                       485       1,650       1,438

Gains (losses) from sales of securities            (8)        (42)         665
                                                 -----       -----       -----

Income before income taxes                         477       1,608       2,103

Provision for income taxes                          32          --          --
                                                 -----       -----       -----

Net income
                                                $  445     $ 1,608     $ 2,103
                                                ------     -------     -------
                                                ------     -------     -------

Net income per share                           $   .11     $   .41     $   .54
                                               -------     -------     -------
                                               -------     -------     -------

                        The accompanying notes are an integral
                              part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                    1995       1994       1993
                                                    ----       ----       ----
Common Stock:
  Balance at beginning of period                 $   376    $   381    $   382
  Restricted stock grant - par value                   4         --         --
  Exercise of stock options -- par value               1         --         --
  Purchases of common stock -- par value              (6)        (5)        (1)
                                                  -------    -------    -------
  Balance at end of period                       $   375    $   376    $   381
                                                 -------    -------    -------
                                                 -------    -------    -------

Capital Surplus:
  Balance at beginning of period                 $17,344    $17,548    $17,577
  Restricted stock grant - excess over par value     170         --         --
  Exercise of stock options --
    excess over par value                              1         --         --
  Purchases of common stock --
    excess over par value                           (295)      (204)       (29)
  Purchase of stock option                           (12)        --         --
                                                  -------   -------    -------
  Balance at end of period                       $17,208    $17,344    $17,548
                                                 -------    -------    -------
                                                 -------    -------    -------

Deficit:
  Balance at beginning of period                $ (3,114)  $ (4,722)  $ (6,825)
  Net income                                         445      1,608      2,103
                                                 -------    -------    -------
  Balance at end of period                       $(2,669)   $(3,114)   $(4,722)
                                                 --------   --------   --------
                                                 --------   --------   --------

Net Unrealized Gains (Losses) From
 Marketable Equity Securities:
  Balance at beginning of period                 $    19    $    --    $    --
  Gain (loss) during period                          (66)        19         --
                                                  -------   -------    -------

  Balance at end of period                        $  (47)   $    19    $    --
                                                  ------    -------    -------
                                                  ------    -------    -------

                    The accompanying notes are an integral part of
                                  these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                   Year Ended December 31,
                                                              ------------------------------
                                                            1995           1994           1993
                                                            ----           ----           ----
Cash flows from operating activities:
  Net income                                             $   445        $ 1,608          2,103
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
    (Gains) losses from securities                             8             42           (665)
    Gains from sales of real estate                       (1,390)        (2,375)        (2,502)
    Net cash proceeds from sales of real estate            4,785          1,750          3,932
    Mortgage loan payments                                   886            318            140
    Real estate financing                                   (100)           --            (212)
    Real estate development costs                         (2,366)        (2,701)        (4,902)
    Reimbursement of real estate
        development costs                                    809            929          2,915
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                   (44)           117              7
        Increase (decrease) in payables
         and accrued liabilities                            (206)           225            148
        Increase (decrease) in deferred income taxes        (416)            37             --
        Other net                                           (309)            39             86
                                                          ------         ------         ------
      Total adjustments to net income                      1,657         (1,619)        (1,053)
                                                          ------         ------         ------
        Net cash provided (used)
         by operating activities                           2,102            (11)         1,050

Cash flows from investing activities:
  Proceeds from sales or maturities
    of primarily marketable securities                     1,481          5,895          8,231
  Purchases of marketable securities                        (208)        (4,803)        (7,199)
                                                          -------        -------        -------
        Net cash provided by investing activities          1,273          1,092          1,032

Cash flows from financing activities:
  Reductions in subordinated debentures                   (1,371)        (7,737)          (213)
  Purchases of the Company's common stock                   (301)          (209)           (30)
  Sale of Floating Rate subordinated
   debentures due December 31, 1999                           --             --             52
  Other                                                      (10)            --             --
                                                           ------        ------         ------
        Net cash used by financing activities             (1,682)        (7,946)          (191)
                                                         --------       --------       --------

Net increase (decrease) in cash
  and cash equivalents                                     1,693         (6,865)         1,891
Cash and cash equivalents at beginning of period           2,975          9,840          7,949
                                                         -------        -------        -------
Cash and cash equivalents at end of period               $ 4,668        $ 2,975        $ 9,840
                                                         -------        -------        -------
                                                         -------        -------        -------

Supplemental disclosures of cash flow
  information:

   Cash paid during the year for
     interest (net of amount capitalized)                $    57        $   205        $   429
                                                         -------        -------        -------
                                                         -------        -------        -------

   Non-cash investing and financing activities:
     Exchange of Series D and E subordinated
     debentures due December 31, 1993 and
     May 31, 1994, respectively, for Floating
     Rate subordinated debentures due
     December 31, 1999                                   $    --        $    --        $   776
                                                         -------        -------        -------
                                                         -------        -------        -------


                              The accompanying notes are
                        an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

NOTE B - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or estimated fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. The specific accounting policies for the various classes of long-lived assets held by the Company are described in more detail below.

In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 requires certain disclosures giving effect to a fair value method of accounting for stock-based compensation arrangements. The Company intends to implement the disclosure requirements of SFAS 123 in its Form 10-K for the year ended December 31, 1996, at which time it will provide data for the comparable 1995 period.

NOTE D - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximated market value.

NOTE E - MARKETABLE SECURITIES

In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(SFAS
115). In adopting SFAS 115, the Company classified its investment in U.S. Treasury Notes and a corporate bond as "Held to Maturity" and its investment in the common stock of two corporations as "Available for Sale". SFAS 115 requires that securities classified as "Held to Maturity" be valued at amortized cost and that securities classified as "Available for Sale" be carried at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. The adoption of SFAS 115 resulted in a decrease of $47,000 and an increase of $19,000 in stockholders' equity at December 31, 1995 and 1994, respectively, but had no effect on 1995 or 1994 net income. SFAS 115 did not permit the restatement of prior year amounts. The amortized cost and fair values of marketable securities as of December 31, were as follows (in thousands):

                                              1995                                              1994
                                  -------------------------------------            -----------------------------------

                                            Gross       Gross                                Gross      Gross
                               Amortized   Realized  Unrealized      Fair     Amortized   Unrealized  Unrealized    Fair
                                  Cost      Gains      Losses       Value        Cost        Gains      Losses     Value
                                  ----      -----      ------       -----        ----        -----      ------     -----
Securities Held
 to Maturity:

U.S. Treasury Notes            $     --    $     --    $     --    $     --    $    987    $     --    $     45    $  942

Commercial Bonds                     --          --          --          --         501         --          --        501
                               --------    --------    --------    --------    --------    --------    --------    ------

                               $     --    $     --    $     --    $     --    $  1,488    $    --     $     45    $1,443
                               --------    --------    --------    --------    --------    --------    --------    ------
                               --------    --------    --------    --------    --------    --------    --------    ------

Securities Available
 for Sale:

Common Stock                   $    585    $     --    $     47    $    538    $    377    $     19    $     --    $  396
                               --------    --------    --------    --------    --------    --------    --------    ------
                               --------    --------    --------    --------    --------    --------    --------    ------

Proceeds from sales of securities available for sale were $981,000, $3,168,000, and $6,634,000 in 1995, 1994 and 1993, respectively. Gross losses of $8,000 and $42,000 and a gross gain of $665,000 were realized on those sales in 1995, 1994 and 1993, respectively. Gains and losses are computed using the specific identification method.

NOTE F - MORTGAGE LOANS

Mortgage loans are first mortgages with varying maturities. At December 31, 1995 and 1994, the principal balances of mortgage loans were $732,000, net of an unamortized discount of $48,000, and $886,000, respectively. Scheduled principal payments on the mortgage loans outstanding on December 31, 1995 are:
$105,000 in 1997, $14,000 in 1998, $15,000 in 1999 and $646,000 in 2000.  The
average effective interest income recorded in 1995 from mortgage loans was approximately 8.1% of the net carrying value of the loans.

NOTE G - REAL ESTATE RENTAL PROPERTY

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property pursuant to which the tenant vacated portions of the building from time to time and the lease terminated in its entirety on June 30, 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995, and provided for the phased occupancy and rental of space by Bank

One during 1995, with rental of the entire premises commencing January 1, 1996. As a result of the new lease, the contractual rental revenues are now projected as follows:

                   1996                $  1,452,000
                   1997                   1,628,000
                   1998                   1,707,200
                   1999                   1,826,000
                   2000                   1,848,000
                   2001 and after         8,175,200

Commencing January 1, 1996, the Company will amortize on a straight-line basis income from the new lease with Bank One, resulting in annual real estate leasing income of $1,815,000, and a related $423,000 lease commission with annual amortization expense of $46,000.

Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 1995 and 1994 was as follows (in thousands):

                                              Accumulated
                                  Cost        Depreciation        Net
                                  ----        ------------        ---

              1995               $4,470         $2,050         $2,420
                                 ------         ------         ------
                                 ------         ------         ------

              1994               $4,470         $1,999         $2,471
                                 ------         ------         ------
                                 ------         ------         ------

NOTE H - REAL ESTATE INVENTORY HELD FOR CURRENT SALE AND
         LAND HELD FOR FUTURE DEVELOPMENT

Real estate inventory held for current sale and land held for future development consists primarily of approximately 626 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,446,000 at December 31, 1995 and $11,169,000 at December 31, 1994, which the Company believes was less than their fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

Two community development districts, both local units of Florida special purpose government, were formed in October 1991 and October 1994, respectively. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through October 1995, the two community development districts issued an aggregate $54.5 million of capital improvement revenue bonds, including $16.1 million issued in 1995. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 1995, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $33 million.

The two community development districts have purchased land from one of the Company's subsidiaries for use in the construction of roads, ponds, conservation areas and neighborhood parks. The Company has accounted for payments it received from the two districts in connection with those transactions, as of the date received, as reductions in the carrying value of all lots and multi-family units to be developed within the respective district areas, which the Company currently estimates will be approximately 1,480 lots in the area encompassed by the first district and 1,370 lots and 1,400 multi-family units in the second district area. In accordance with this accounting procedure, installment payments received in 1993 from the first district were treated as a reduction in the cost of sales reported for prior periods, and the benefits of those reductions in lot carrying values contributed $574,000 of pre-tax income in 1993.

NOTE I - SUBORDINATED DEBENTURES

At December 31, 1995, $817,000 of the Company's Floating Rate Subordinated Debentures due December 31, 1999 was outstanding. The interest rate for the floating rate debentures is variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1995 and 1994 and the period from October 26, 1993, the date of issue, through December 31, 1993.

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 1995, the $2,231,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities. At December 31, 1995, the Company had outstanding a $2,100,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

NOTE J - INCOME TAXES

As of December 31, 1995 and 1994, the Company had recorded the following net deferred tax liabilities. Amounts at December 31, 1994 have been adjusted to conform to the Company's 1994 federal income tax returns as filed in September 1995.

                                          Tax Effect (in thousands)
                                          ------------------------
                                       December 31, 1995    December 31, 1994
                                       -----------------    -----------------
Deferred tax assets:
 Net operating loss carryforwards         $ 4,139             $ 4,093
 Net capital loss carryforwards                --                 126
 Land basis                                   796                 781
 Effect of accelerated depreciation          (162)               (139)
 Other                                        101                 321
                                          -------             -------
                                            4,874               5,182
Less: valuation allowance                  (4,874)             (5,182)
                                          -------             -------
Deferred tax assets net of
   valuation allowance                          -                   -
Deferred tax liabilities                      (16)               (432)
                                          -------             -------
Net deferred tax liabilities               $  (16)            $  (432)
                                          -------             -------
                                          -------             -------

The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 1995, 1994 and 1993 because it realized the benefits, respectively, of $308,000, $624,000 and $784,000 of deferred tax assets. The $32,000 provision for income taxes for the year ended December 31, 1995, consists of state income taxes payable.

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 1995, 1994 and 1993:

                                       Year Ended     Year Ended    Year Ended
                                      December 31,   December 31,  December 31,

                                        1995           1994           1993
                                        ----           ----           ----
Expected federal statutory
   income tax rate rate                 34.0%          34.0%          34.0%
State income taxes, net
   of federal tax benefit                4.6            4.6            5.3
Utilization of deferred tax assets     (31.9)         (38.6)         (37.0)
Other                                     --             --           (2.3)
                                        ----           ----           ----
Effective tax rate                       6.7%            --%            --%
                                        ----           ----           ----
                                        ----           ----           ----

At December 31, 1995, the Company had net operating loss carryforwards of approximately $12,600,000 for financial reporting purposes. Due to temporary differences, at December 31, 1995, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $10,700,000 which expire as follows (in thousands):

                              Year of Expiration
                              ------------------
                                   2002             $ 1,800
                                   2003               1,100
                                   2004                 700
                                   2005                 500
                                   2006                 700
                                   2007               1,500
                                   2008               2,100
                                   2009               2,200
                                   2010                 100
                                                     ------
                                                    $10,700
                                                     ------
                                                     ------

NOTE K - RENTAL COMMITMENTS

Rental expense, primarily for office premises, amounted to $53,000, $89,000 and $81,000 for the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 1999, were $47,000 in each of 1996, 1997 and 1998 and $4,000 in 1999.

NOTE L - STOCKHOLDERS' EQUITY

From time to time, the Company purchases shares of its common stock in the open market. In 1995, 1994 and 1993 the Company purchased shares of its common stock, primarily in open market transactions: 56,200 shares for $301,000 in 1995; 52,460 shares for $209,000 in 1994; and 10,000 shares for $30,000 in 1993.

NOTE M - STOCK PLANS

The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock purchase rights and performance shares to employees, who may also be directors, and consultants of the Company. The Company's Amended and Restated Management Incentive Compensation Plan (the "Original Employee Plan") governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1993 Employee Plan; no new grants of options or other stock rights may be made under
the Original Employee Plan.   The Company's 1994 Stock Option Plan for Outside
Directors (the "1994 Director Plan"), provides for the grant of stock options to those of its directors who are not employed by the Company (the "Outside Directors").

The 1993 Employee Plan and the Original Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons (as that term is defined in Rule 16b-3, promulgated pursuant to the Securities Exchange Act of 1934). The Committee selects participants in the 1993 Employee Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights. As of March 1, 1996, there were 137,500 shares of the Company's common stock available for grant under the 1993 Employee Plan.

The 1994 Director Plan replaced the Company's Non-Employee Directors' Option Plan (the "Original Director Plan"). Under the Original Director Plan, each Outside Director was automatically granted, upon election as a director, a non-qualified option for 5,000 shares of the Company's common stock. The remaining non-qualified options, for 5,000 shares each, which were granted under the Original Director Plan were exercised by the two current Outside Directors in 1995. No new options may be granted under the Original Director Plan.

Pursuant to the 1994 Director Plan, approved by the Company's stockholders in May 1994, each of the two current Outside Directors was granted, immediately upon such approval, a non-qualified option to purchase 5,000 shares of the Company's common stock; and any person who subsequently becomes an Outside Director will be granted such an option on the date of his or her election or appointment as an Outside Director. Each of the two current Outside Directors also was granted a non-qualified option to purchase 2,000 shares of the Company's common stock on the date of the 1995 annual meeting of stockholders, May 22, 1995, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. All options granted pursuant to the 1994 Director Plan will have a per share exercise price equal to the fair market value of the Company's common stock on the grant date. As of March 1, 1996, there were 86,000 shares of the Company's common stock available for grant under the 1994 Director Plan.

The following table describes stock options granted, cancelled, purchased and exercised from January 1, 1993 through December 31, 1995, and the exercise prices.

                                  Number of Shares           Exercise Price
                                  Subject to Options           Per Share
                                  ------------------           ----------
Outstanding January 1, 1993          288,000                    $.22 - $9.125
Granted                              221,500                    $2.875
Cancelled                            (10,000)                   $9.125
                                    --------
Outstanding December 31, 1993        499,500                    $.22 - $2.875
Granted                               10,000                    $3.875
                                    --------
Outstanding December 31, 1994        509,500                    $.22 - $3.875
Granted                              104,000                    $4.75 - $5.875
Exercised                            (10,000)                   $.22
Purchased                             (5,000)                   $2.50
                                    --------
Outstanding December 31, 1995        598,500                    $2.50 - $5.875
                                    --------
                                    --------

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the 1993 Employee Plan.

NOTE N - INCOME PER SHARE

Income per share for the years ended December 31, 1995, 1994 and 1993 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common shares and common stock equivalents outstanding for the years ended December 31, 1995, 1994 and 1993 was 4,029,000, 3,947,000 and 3,895,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.
                                       PART III


       The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May 1996.

                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1.   Financial Statements

       The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 8 of this report:

            Report of independent public accountants.

            Consolidated statements of financial position at December 31, 1995 and 1994.

            Consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993.

            Consolidated statements of stockholders' equity for the years ended December 31, 1995, 1994 and 1993.

            Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993.

            Notes to financial statements.

            Selected quarterly financial data for the years ended December 31, 1995 and 1994 have not been included in the notes to the financial statements as they were not required.

(a)    2.   Financial Statement Schedules

            Report of independent public accountants on supporting schedules.

            III - Real estate and accumulated depreciation
            IV  - Mortgage loans on real estate

            Schedules I, II and V have been omitted as they are inapplicable.

(a)    3.   Exhibits

Exhibit
Number                       Description
------                       -----------
 3.1 Restated Certificate of Incorporation - incorporated by reference to Exhibit 3 (a) to Amendment No. 1 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

 3.2 By-Laws - incorporated by reference to Exhibit 3 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 4.1        Restated Certificate of Incorporation (filed as Exhibit 3.1).

 4.2        By-Laws (filed as Exhibit 3.2).

 4.3        Specimen common stock certificate - incorporated by reference to
            Exhibit 4 (c) to Amendment No. 1 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

 4.4 Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of Minneapolis - incorporated by reference to Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of Boothe Financial Corporation (formerly known as Boothe Interim Corporation and now known as Robert Half International Inc.) filed with the Securities and Exchange Commission on December 31, 1979.

 4.5 Indenture, dated as of October 26, 1993, between the registrant and American National Bank and Trust Company, as Trustee for the registrant's Floating Rate Subordinated Debentures due December 31, 1999 - incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

 4.6 Specimen certificate for the registrant's Floating Rate Subordinated Debentures due December 31, 1999 - incorporated by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

 10.1 Reorganization and Distribution Agreement between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.), as amended and restated as of June 15, 1987 - incorporated by reference to Exhibit 2 to Amendment No. 2 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on July 17, 1987.

 10.2 Pledge and Security Agreement between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.), dated as of June

            15, 1987 - incorporated by reference to Exhibit 10 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 10.3 Tax Sharing Agreement between the registrant and Boothe Financial Corporation (now know as Robert Half International Inc.), dated as of June 15, 1987 - incorporated by reference to Exhibit 10 (c) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 10.4 Agreement of Assignment and Assumption of Rights under the Indenture, dated June 15, 1987, between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.)
            - incorporated by reference to Exhibit 10 (f) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 10.5 Assumption of Obligations and Liabilities, dated June 15, 1987, between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.) - incorporated by reference to
            Exhibit 10 (g) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

*10.6 Amended and Restated Management Incentive Compensation Plan of the registrant - incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

*10.7 Non-Employee Directors' Option Plan of the registrant, as amended - incorporated by reference to Exhibit 10 (j) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*10.8 The registrant's 1993 Long-Term Equity Incentive Plan - incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.9 The registrant's 1994 Stock Option Plan for Outside Directors - incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

*10.10a Employment Agreement between the registrant and Brian P. Burns, dated as of November 30, 1992 - incorporated by reference to
            Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.10b     Amendment to Employment Agreement between the registrant and Brian
            P. Burns, dated as of December 28, 1995.

*10.11 Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 - incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.12a The registrant's Profit Sharing Plan, as amended and restated effective July 1, 1989 - incorporated by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

*10.12b First Amendment of the registrant's Profit Sharing Plan, adopted December 12, 1994 - incorporated by reference to Exhibit 10.12 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.12c Second Amendment of the registrant's Profit Sharing Plan, adopted March 31, 1995.

*10.13 Amended Trust Agreement, under the registrant's Profit Sharing Plan, dated September 7, 1992, between the registrant and John M. Price, as trustee - incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

 10.14 Amended and Restated Letter of Credit Reimbursement Agreement, dated April 30, 1994, among IBJ Schroder Bank & Trust Company, the registrant and the registrant's wholly-owned subsidiary, Boothe Financial Corporation - incorporated by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

 10.15 Loan and Security Agreement, dated April 30, 1994, executed by the registrant and its wholly-owned subsidiary, Boothe Financial Corporation, in favor of IBJ Schroder Bank & Trust Company - incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

 10.16a Amended and Restated Lease regarding certain premises at 1515 W. 14th St., Tempe, Arizona dated as of March 31, 1978, by and between Boothe Financial Corporation (formerly known as Boothe Courier Corporation and now known as Robert Half International Inc., the registrant's predecessor in interest to the property subject to the lease), and ITT Systems, Inc. (formerly known as Courier Terminal Systems, Inc.), as amended - incorporated by reference to Exhibit 10 (r) to Amendment No. 2 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on July 17, 1987.

 10.16b Second Amendment of Amended and Restated Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of January 25, 1995, by and between the registrant, as landlord, and Idea Courier Incorporated, as tenant - incorporated by reference to Exhibit
            10.16 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.16c Assignment and Assumption of Lease with Idea Courier Incorporated, between the registrant, as assignor, and Bank One, Arizona, NA, as assignee - incorporated by reference to Exhibit 10.16 (c) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.17 Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant - incorporated by reference to
            Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.18 Advisory Fee Agreement, effective as of March 1, 1995, between the registrant and CB Commercial Real Estate Group, Inc. - incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.19 Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation - incorporated by reference to Exhibit 10.20 (a) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

 10.20 Guarantee, dated as of March 1, 1991, by the registrant - incorporated by reference to Exhibit 10.20 (b) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

 10.21a Office Lease, dated as of March 26, 1990, between Bush Street Limited Partnership, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.24 (a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 10.21b Lease Extension Agreement, dated as of January 19, 1995, between JMB Group Trust IV, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.21 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.22 Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant.

 11         Statement re computation of per share earnings.

 21         Subsidiaries of the registrant.

----------------------------------

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b)   Reports on Form 8-K

      The registrant did not file any report on Form 8-K during the last quarter of the period covered by this report.



                                      SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BF ENTERPRISES, INC.
                                        --------------------
                                        (Registrant)



Date:  March 25, 1996             By:   /s/ John M. Price
                                        -------------------------
                                        John M. Price
                                        Senior Vice President,
                                        General Counsel, Secretary
                                        and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1996             By:  /s/ Brian P. Burns
                                       ---------------------------------
                                       Brian P. Burns
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 25, 1996             By:  /s/ Paul Woodberry
                                       ---------------------------------
                                       Paul Woodberry
                                       Executive Vice President,
                                       Chief Financial Officer and a Director
                                       (Principal Financial Officer)


Date:  March 25, 1996             By:  /s/ Ralph T. McElvenny, Jr.
                                       ---------------------------------
                                       Ralph T. McElvenny, Jr., Director


Date:  March 25, 1996             By:  /s/ Charles E.F. Millard
                                       ---------------------------------
                                       Charles E.F. Millard, Director


Date:  March 25, 1996             By:  /s/ S. Douglas Post
                                       ---------------------------------
                                       S. Douglas Post, Vice President and
                                       Controller
                                       (Principal Accounting Officer)


               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                                  December 31, 1995
                                (Thousands of dollars)

                                                             Cost Capitalized
                              Initial Cost to Company   Subsequent to Acquisition
                              ------------------------  -------------------------


                                       Buildings and                   Carrying
 Description    Encumbrances   Land    Improvements      Improvements    Costs
 -----------    ------------   ----    -------------     ------------   --------
Office and
Manufacturing
Building -
Tempe, Arizona       --        $736       $ 3,734             --            --
                               ----       -------
                               ----       -------
                                                                                             Life on
                                                                                             Which
                     Gross Amount at Which                                                   Depreciation
                   Carried at Close of Period                                                in Latest
                   --------------------------                                                Statements
                                                                                             of
                         Buildings and             Accumulated       Date of        Date     Operations
 Description     Land    Improvements     Total    Depreciation    Construction   Acquired   is Computed
 -----------     ----    -------------    -----    ------------    ------------   --------   ------------
Office and
Manufacturing
Building -
Tempe, Arizona   $736       $ 3,734       $4,470      $ 2,050          1977         1977     40 Years
                 ----       -------       ------      -------
                 ----       -------       ------      -------


Notes:

(1) For Federal income tax purposes at December 31, 1995, real estate was carried at a cost of $2,000,000.

(2)      Reconciliation of "Real Estate and Accumulated Depreciation":

                                                                   Year Ended December 31,
                              ----------------------------------------------------------------------------------------
                                   1995                                  1994                               1993
                        --------------------------            -------------------------          -------------------------
                     Investment Amount    Accumulated      Investment Amount   Accumulated    Investment Amount   Accumulated
                                          Depreciation                         Depreciation                       Depreciation
                     -----------------    ------------     -----------------   ------------   -----------------   ------------
Balance at
beginning of
year                 $ 4,470              $ 1,999          $ 4,470             $ 1,948        $ 4,470             $ 1,897

Addition -
Depreciation
charged to
costs &
expenses                                       51                                   51                                 51
                     -------              -------          -------             -------        -------             -------
Balance at end
of year              $ 4,470              $ 2,050          $ 4,470             $ 1,999        $ 4,470             $ 1,948
                     -------              -------          -------             -------        -------             -------
                     -------              -------          -------             -------        -------             -------

                     SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                                  December 31, 1995
                                (Thousands of dollars)

                                                                                                 Principal
                                                                                                   Amount
                                                                                                  of Loans
                                                                                                  Subject to
                                               Final                           Carrying Amount    Delinquent     Balloon
                                             Maturity   Prior  Face Amount of       of           Principal or   Payment at
Description                  Interest Rate     Date     Liens     Mortgages       Mortgages        Interest      Maturity
-----------                  -------------   --------   -----  --------------  ---------------   ------------   ----------
First Mortgages:
---------------

Office Building -
Edina, Minnesota                   8%          2000      none      $ 680 (1)        $ 632            none        $  637

Land and Land Development -
Tampa, Florida                     9%          1997      none        100 (2)          100            none           100
                                                                   -----            -----
   Totals                                                          $ 780            $ 732
                                                                   -----            -----
                                                                   -----            -----

Notes:
(1) Level principal and interest payments until maturity. Payments commence on August 1, 1997.
(2)  Interest only until maturity.
(3) For Federal income tax purposes at December 31, 1995, mortgage loans on real estate was carried at an aggregate cost of $732,000.
(4)  Reconciliation of "Mortgage Loans on Real Estate":

                                   Year Ended December 31,
                                   -----------------------
                                 1995       1994       1993
                                 ----       ----       ----
Balance at beginning of year   $  886    $ 1,204     $ 1,815
Additions during year:
  New mortgage loans              732                    212
                                ------   -------      ------
                                1,618      1,204       2,027
Deductions during year:
  Collection of principal         886        318         140
  Foreclosure                                            683
                               ------    -------      ------
Balance at end of year         $  732    $   886     $ 1,204
                               ------    -------      ------
                               ------    -------      ------

                                    EXHIBIT INDEX
Exhibit                                                          Sequential
Number                                                          Page Numbers
-------                                                         ------------

 3.1 Restated Certificate of Incorporation - incorporated by reference to Exhibit 3 (a) to Amendment No. 1 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

 3.2 By-Laws - incorporated by reference to Exhibit 3 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 4.1    Restated Certificate of Incorporation (filed as Exhibit 3.1).

 4.2    By-Laws (filed as Exhibit 3.2).

 4.3 Specimen common stock certificate - incorporated by reference to Exhibit 4 (c) to Amendment No. 1 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

 4.4 Indenture dated as of October 1, 1972, as amended, between IDS Realty Trust and First National Bank of
        Minneapolis - incorporated by reference to Exhibits 6(t) and 6(v) to the Form S-14 Registration Statement of
        Boothe Financial Corporation (formerly known as Boothe Interim Corporation and now known as Robert Half International
        Inc.) filed with the Securities and Exchange Commission on December 31, 1979.

 4.5 Indenture, dated as of October 26, 1993, between the registrant and American National Bank and Trust Company, as Trustee for the registrant's Floating Rate Subordinated Debentures due December 31, 1999 - incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

 4.6    Specimen certificate for the registrant's Floating Rate
        Subordinated Debentures due December 31, 1999 - incorporated by reference to Exhibit 4.6 to the registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended
        September 30, 1993.

 10.1 Reorganization and Distribution Agreement between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.), as amended and restated as of June 15, 1987 - incorporated by reference to Exhibit 2 to Amendment No. 2 on Form 8 to the registrant's Form 10 registration statement, filed with the Securities and Exchange Commission on July 17, 1987.

 10.2 Pledge and Security Agreement between the registrant and Boothe Financial Corporation (now known as Robert Half
        International Inc.), dated as of June 15, 1987 - incorporated by reference to Exhibit 10 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

Exhibit                                                             Sequential
Number                                                              Page Number
-------                                                             -----------

 10.3   Tax Sharing Agreement between the registrant and Boothe
        Financial Corporation (now know as Robert Half International Inc.), dated as of June 15, 1987 - incorporated by reference to Exhibit 10 (c) to the registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1987.

 10.4 Agreement of Assignment and Assumption of Rights under the Indenture, dated June 15, 1987, between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.) - incorporated by reference to Exhibit 10 (f) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 10.5   Assumption of Obligations and Liabilities, dated June 15,
        1987, between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.) - incorporated by reference to Exhibit 10 (g) to the registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1987.

*10.6 Amended and Restated Management Incentive Compensation Plan of the registrant - incorporated by reference to
        Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

*10.7 Non-Employee Directors' Option Plan of the registrant, as amended - incorporated by reference to Exhibit 10 (j) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*10.8 The registrant's 1993 Long-Term Equity Incentive Plan - incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.9   The registrant's 1994 Stock Option Plan for Outside
        Directors - incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

*10.10a Employment Agreement between the registrant and Brian P.
        Burns, dated as of November 30, 1992 - incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.10b Amendment to Employment Agreement between the registrant       37
        and Brian P. Burns, dated as of December 28, 1995.

*10.11 Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 - incorporated by reference to Exhibit 10.16 to the registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.12a The registrant's Profit Sharing Plan, as amended and restated effective July 1, 1989 - incorporated by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

Exhibit                                                             Sequential
Number                                                              Page Number
-------                                                             -----------

*10.12b First Amendment of the registrant's Profit Sharing Plan, adopted December 12, 1994 - incorporated by reference to
        Exhibit 10.12 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.12c Second Amendment of the registrant's Profit Sharing Plan,      38
        adopted March 31, 1995.

*10.13  Amended Trust Agreement, under the registrant's Profit
        Sharing Plan, dated September 7, 1992, between the registrant and John M. Price, as trustee - incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

 10.14  Amended and Restated Letter of Credit Reimbursement
        Agreement, dated April 30, 1994, among IBJ Schroder Bank & Trust Company, the registrant and the registrant's wholly-owned subsidiary, Boothe Financial Corporation - incorporated by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

 10.15 Loan and Security Agreement, dated April 30, 1994, executed by the registrant and its wholly-owned subsidiary, Boothe Financial Corporation, in favor of IBJ Schroder Bank & Trust Company - incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

 10.16a Amended and Restated Lease regarding certain premises at 1515 W. 14th St., Tempe, Arizona dated as of March 31,
        1978, by and between Boothe Financial Corporation (formerly known as Boothe Courier Corporation and now known as Robert Half International Inc., the registrant's predecessor in interest to the property subject to the lease), and ITT
        Systems, Inc. (formerly known as Courier Terminal Systems, Inc.), as amended - incorporated by reference to Exhibit 10 (r) to Amendment No. 2 on Form 8 to the registrant's
        Form 10 registration statement, filed with the Securities and Exchange Commission on July 17, 1987.

 10.16b Second Amendment of Amended and Restated Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of January 25, 1995, by and between the registrant, as landlord, and Idea Courier Incorporated, as tenant - incorporated by reference to Exhibit 10.16 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994.

 10.16c Assignment and Assumption of Lease with Idea Courier
        Incorporated, between the registrant, as assignor, and Bank One, Arizona, NA, as assignee - incorporated by reference to
        Exhibit 10.16 (c) to the registrant's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1994.

 10.17  Lease, regarding premises at 1515 W. 14th Street, Tempe,
        Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant - incorporated by reference to Exhibit 10.17 to the registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1994.

Exhibit                                                             Sequential
Number                                                              Page Number
-------                                                             -----------

 10.18 Advisory Fee Agreement, effective as of March 1, 1995, between the registrant and CB Commercial Real Estate Group, Inc. - incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.19 Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation - incorporated by reference to Exhibit 10.20 (a) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

 10.20 Guarantee, dated as of March 1, 1991, by the registrant - incorporated by reference to Exhibit 10.20 (b) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

 10.21a Office Lease, dated as of March 26, 1990, between Bush
        Street Limited Partnership, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.24 (a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 10.21b Lease Extension Agreement, dated as of January 19, 1995, between JMB Group Trust IV, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.21 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.22  Property Acquisition Agreement, dated as of September       39-43
        25, 1995, between Meadow Pointe II Community Development
        District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant.

    11  Statement re computation of per share earnings.                44

    21  Subsidiaries of the registrant.                                45


-------------------------
   * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.