Form 10-K/A
period 1995-12-31
BF ENTERPRISES INC
filed 1996-04-19
CIK 814856

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                    (Amendment #1)

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


                                    EXHIBIT INDEX
Exhibit                                                          Sequential
Number                                                          Page Numbers
- -------                                                         ------------

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

Exhibit                                                             Sequential
Number                                                              Page Number
- -------                                                             -----------

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

Exhibit                                                             Sequential
Number                                                              Page Number
- -------                                                             -----------

*10.12b First Amendment of the registrant's Profit Sharing Plan, adopted December 12, 1994 - incorporated by reference to
        Exhibit 10.12 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.12c Second Amendment of the registrant's Profit Sharing Plan,      38
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

Exhibit                                                             Sequential
Number                                                              Page Number
- -------                                                             -----------

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

    27  Financial Data Schedule

- -------------------------
   * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.