Form 10-Q
period 1996-03-31
BF ENTERPRISES INC
filed 1996-05-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                       ------------------------------------


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from _____________ to __________________

                     ------------------------------------


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

                     ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1996:

                3,750,793 shares of $.10 par value Common Stock

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                                   I N D E X
                                                                        Page
                                                                        ----

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated statements of financial position.............3

             -   Consolidated statements of operations.....................4

             -   Consolidated statements of stockholders' equity ..........5

             -   Consolidated statements of cash flows ....................6

             -   Notes to financial statements ............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................10



PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K ...........................12

                             PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                          (in thousands, except per share amounts)


                                                                      March 31,           December 31,
                                                                        1996                 1995
                                                                        ----                 ----
ASSETS:
   Cash and cash equivalents                                       $  4,580              $  4,668
   Marketable securities                                                687                   538
   Receivables                                                          332                   188
   Mortgage loans                                                       732                   732
   Real estate rental property, net of depreciation                   2,408                 2,420
   Real estate inventory held for current sale
    and land held for future development                              9,366                 9,446
   Other real estate                                                    132                   132
   Other assets                                                         595                   397
                                                                    -------               -------
TOTAL ASSETS                                                       $ 18,832              $ 18,521
                                                                   --------              --------
                                                                   --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                $  2,495              $  2,821
   Subordinated debentures, unmatured                                   813                   817
   Deferred income taxes                                                  3                    16
                                                                   --------              --------
   Total liabilities                                                  3,311                 3,654
                                                                   --------              --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,750,793 and 3,753,193 shares                                 375                   375
     Capital surplus                                                 17,196                17,208
     Deficit                                                         (2,152)               (2,669)
     Net unrealized gains from marketable equity securities             102                   (47)
                                                                    --------             --------
   Total stockholders' equity                                        15,521                14,867
                                                                   --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 18,832              $ 18,521
                                                                   --------              --------
                                                                   --------              --------


                           The accompanying notes to financial statements
                              are an integral part of these statements.

                             BF ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (in thousands, except per share amounts)



                                                                        Three Months Ended
                                                                             March 31,
                                                                       ---------------------
                                                                       1996             1995
                                                                       ----             ----
Revenues:
    Real estate sales                                                $  506          $  786
    Real estate leasing income and
     mortgage loan interest                                             456              87
    Interest                                                             69              60
    Other                                                                 3               3
                                                                      ------         ------
                                                                      1,034             936
 Costs and Expenses:
    Cost of real estate sold                                            124             313
    Interest on subordinated debentures                                  14              14
    Depreciation and amortization                                        26              13
    General and administrative                                          353             298
                                                                     ------          ------
                                                                        517             638
                                                                     ------          ------
 Net income                                                          $  517          $  298
                                                                     ------          ------
                                                                     ------          ------
 Net income per share                                                $  .13          $  .07
                                                                     ------          ------
                                                                     ------          ------





                         The accompanying notes to financial statements
                             are an integral part of these statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                    (in thousands)


                                                                  Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                               1996                 1995
                                                               ----                 ----
Common stock:
   Beginning of period                                      $   375               $  376
   Restricted stock grant - par value                            --                    4
   Purchases of common stock - par value                         --                   (1)
                                                            -------               -------
   End of period                                            $   375               $  379
                                                            -------              -------
                                                            -------              -------
Capital surplus:
   Beginning of period                                      $17,208              $17,344
   Restricted stock grant - excess over par value                --                  170
   Purchases of common stock - excess over par value            (12)                 (23)
                                                            -------              -------
   End of period                                            $17,196              $17,491
                                                            -------              -------
                                                            -------              -------
Deficit:
   Beginning of period                                      $(2,669)             $(3,114)
   Net income                                                   517                  298
                                                            -------              -------
   End of period                                            $(2,152)             $(2,816)
                                                            -------              -------
                                                            -------              -------
Net Unrealized Gains From
Marketable Equity Securities:

   Beginning of period                                     $   (47)             $    19
   Gain during period                                          149                   78
                                                            -------              -------
   End of period                                           $   102              $    97
                                                            -------              -------
                                                            -------              -------


                      The accompanying notes to financial statements
                          are an integral part of these statements.

                           BF ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)



                                                                               Three Months Ended
                                                                                   March 31,
                                                                             -------------------
                                                                              1996          1995
                                                                              ----          ----
Cash flows from operating activities:
   Net income                                                              $   517      $    298
   Adjustments to reconcile net income to net cash provided or used by operating activities:
       Gains from sales of real estate                                        (382)         (473)
       Net cash proceeds from sales of real estate                             340           562
       Real estate development costs                                           (68)         (224)
       Reimbursement of real estate development costs                          190           275
       Changes in certain assets and liabilities:

          Increase in receivables                                             (144)         (223)
          Decrease in payables and accrued liabilities                        (216)         (508)
          Decrease in deferred income taxes                                    (13)         (415)
          Other, net                                                          (186)         (368)
                                                                           -------       -------
         Total adjustments to net income                                      (479)       (1,374)
                                                                           -------       -------
         Net cash provided (used) by operating activities                       38        (1,076)
Cash flows from investing activities:
         Purchases of marketable securities                                     --          (211)
                                                                           -------       -------
         Net cash provided by investing activities                             --           (211)
Cash flows from financing activities:
   Reductions in subordinated debentures                                     (114)          (512)
   Purchases of the Company's common stock                                    (12)           (24)
                                                                           -------       -------
         Net cash used by financing activities                               (126)          (536)
                                                                           ------        -------
Net decrease in cash and cash equivalents                                     (88)        (1,823)
Cash and cash equivalents at beginning of period                            4,668          2,975
                                                                          -------        -------
Cash and cash equivalents at end of period                                $ 4,580        $ 1,152
                                                                          -------        -------
                                                                          -------        -------

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest (net of amount capitalized)   $    14        $    14
                                                                          -------        -------
                                                                          -------        -------




                         The accompanying notes to financial statements
                             are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended
December 31, 1995.

Note B - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property pursuant to which the tenant vacated portions of the building from time to time and the lease terminated in its entirety on June 30, 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995 and provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. As a result of the new lease, the contractual rental revenues are now projected as follows:

                1996                            $ 1,452,000
                1997                              1,628,000
                1998                              1,707,200
                1999                              1,826,000
                2000                              1,848,000
                2001 and after                    8,175,200
                                                -----------
                                                $16,636,400
                                                -----------
                                                -----------

On January 1, 1996, the Company began amortizing on a straight-line basis
(1) income from the new lease with Bank One, resulting in annual real estate leasing income of $1,815,000, and (2) a related $423,000 lease commission with annual amortization expense of $46,000.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note C - Real Estate Inventory Held for Current Sale and Land
          Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 615 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,366,000 at March 31, 1996 and $9,446,000 at December 31, 1995, which the Company believes was less than their fair value.

Note D - Income Taxes

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

At March 31, 1996, the Company had net operating loss carryforwards of approximately $12,100,000 for financial reporting purposes. Due to timing differences, at March 31, 1996, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $10,800,000.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock primarily in the open market. During the three months ended March 31, 1996, the Company purchased 2,400 shares of its common stock for an aggregate amount of $12,000. During the three months ended March 31, 1995, the Company purchased 5,000 shares of its common stock for an aggregate amount of $24,000.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the Company's 1993 Long-Term Equity Incentive Plan. The market value of these shares at the date of issue was $174,000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

   Net income of $517,000 and $298,000 in the three months ended March 31, 1996 and 1995, respectively, included gains of $382,000 and $462,000 from sales of developed residential lots within the Company's Meadow Pointe project near Tampa, Florida, and reflected an increase in revenues from real estate leasing and mortgage interest from $87,000, in the 1995 first quarter, to $456,000 in the same period of 1996 (see below). The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Sales of residential lots during the three months ended March 31, 1996, were 5% and 27% less than in the same periods of 1995 and 1994, respectively, and such sales may remain below the levels set during those two years for the remainder of 1996.

   Real estate sales results for the three months ended March 31, 1995 included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in the comparable 1996 period.

   Real estate leasing income and mortgage loan interest more than quadrupled in the three months ended March 31, 1996 as compared to the same period of 1995 primarily as a result of an amendment of the original lease, and the execution of a new lease, of the Company's Tempe, Arizona property (See Note B of Notes to Financial Statements).

   Interest and dividends from investments accounted for $69,000 and $60,000 of revenues in the three months ended March 31, 1996 and 1995, respectively. The increase in 1996 was due to an increase in the amount of funds available for investment.

   Depreciation and amortization expense doubled in the three months ended March 31, 1996 compared to the same period of 1995. The increase was due to the amortization of a commission related to the new lease of the Company's Tempe, Arizona property which commenced on March 1, 1995 (See Note B of Notes to Financial Statements).

   General and administrative expenses in the three months ended March 31, 1996, were $55,000 higher than in the comparable period in 1995, due principally to higher employee compensation and benefits expenses.

LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended March 31, 1996, cash and cash equivalents increased by $61,000. At March 31, 1996, the Company held $5,267,000 in cash, cash equivalents and marketable securities as compared to $3,311,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market (see Note E of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. Since February 1992, two community development districts encompassing the Meadow Pointe project have issued approximately $54.5 million of capital improvement revenue bonds. The Company's budget currently anticipates the future issuance of approximately $20 million of additional bonds by one of those community development districts. The proceeds of such bonds have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe (see Note H of Notes of Financial Statements).
There can be no assurance that any additional bonds will be issued.

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


                                 BF ENTERPRISES, INC.
                                    (Registrant)


Date:   May 14, 1996                      /s/ John M. Price
                                          ----------------------------------
                                          John M. Price
                                          Senior Vice President,
                                          Secretary, Treasurer and
                                          General Counsel
                                          (Duly Authorized Officer)


Date:    May 14, 1996                     /s/ S. Douglas Post
                                          ----------------------------------
                                          S. Douglas Post
                                          Vice President and Controller
                                          (Principal Accounting Officer)