Form 10-Q
period 1996-06-30
BF ENTERPRISES INC
filed 1996-08-02
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------


                                  FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1996:

             3,747,993 shares of $.10 par value Common Stock

                BF ENTERPRISES, INC. AND SUBSIDIARIES

                           I N D E X
                                                                        Page
                                                                        ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated statements of financial position............3

             -   Consolidated statements of operations....................4

             -   Consolidated statements of stockholders' equity .........5

             -   Consolidated statements of cash flows .... ..............6

             -   Notes to financial statements ...........................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................... .............9



PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders  ......11

   Item 6.    Exhibits and Reports on Form 8-K ..........................11

                       PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                      (in thousands, except per share amounts)


                                                June 30,           December 31,
                                                  1996                 1995
                                                  ----                 ----

ASSETS:
 Cash and cash equivalents                      $  4,383            $  4,668
 Marketable securities                               578                 538
 Receivables                                         347                 188
 Mortgage loans                                      732                 732
 Real estate rental property, net of depreciation  2,395               2,420
  Real estate inventory held for current sale
   and land held for future development            9,909               9,446
 Other real estate                                   132                 132
 Other assets                                        541                 397
                                                 -------             -------
TOTAL ASSETS                                    $ 19,017            $ 18,521
                                                 -------             -------
                                                 -------             -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Payables and accrued liabilities               $  2,198            $  2,821
 Subordinated debentures, unmatured                  811                 817
 Deferred income taxes                                 8                  16
                                                 -------             -------
 Total Liabilities                                 3,017               3,654

 Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,747,993 and 3,753,193 shares               375                 375
    Capital surplus                               17,181              17,208
    Deficit                                       (1,549)             (2,669)
    Net unrealized losses from marketable
     equity securities                                (7)                (47)
                                                 -------             -------
  Total stockholders' equity                      16,000              14,867
                                                 -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 19,017            $ 18,521
                                                 -------             -------
                                                 -------             -------


                The accompanying notes to financial statements
                    are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (in thousands, except per share amounts)


                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      -------------------      ----------------
                                      1996        1995        1996        1995
                                      ----        ----        ----        ----


Revenues:
  Real estate sales                 $  751      $  510    $  1,257     $ 1,296
  Real estate rental income and
    mortgage loan interest             457          87         913         174
  Interest and dividends                67          42         136         102
  Other                                  2           3           5           6
                                     -----       -----       -----       -----
                                     1,277         642       2,311       1,578
Costs and Expenses:
 Cost of real estate sold              276          98         400         411
 Real estate operating                   7         144          15         152
 Depreciation and amortization          24          13          50          26
 Interest on subordinated debentures    16          14          30          28
 General and administrative            351         311         696         601
                                     -----       -----       -----       -----
                                       674         580       1,191       1,218

Gross profit                           603          62       1,120         360
Losses from securities                  --          (8)         --          (8)
                                     -----       -----       -----       -----
Net income                          $  603      $   54     $ 1,120      $  352
                                     -----       -----       -----       -----
                                     -----       -----       -----       -----
Net income per share               $   .15      $  .01    $    .28      $  .09
                                     -----       -----       -----       -----
                                     -----       -----       -----       -----


              The accompanying notes to financial statements
                   are an integral part of these statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                    (in thousands)


                                                         Six Months Ended
                                                            June 30,
                                                      -----------------------
                                                        1996            1995
                                                        ----            ----

Common stock:
  Beginning of period                                $   375         $   376
  Restricted stock grant - par value                      --               4
  Exercise of stock options - par value                   --               1
  Purchases of common stock - par value                   --              (1)
                                                      ------           ------
  End of period                                      $   375          $  380

Capital surplus:
  Beginning of period                                $17,208         $17,344
  Restricted stock grant - excess over par value          --             170
  Exercise of stock options - excess over par value       --               1
  Purchases of common stock - excess over par value      (27)            (63)
  Purchase of stock option                                --             (12)
                                                      ------          ------
  End of period                                      $17,181         $17,440
                                                      ------          ------
                                                      ------          ------

Deficit:
  Beginning of period                                $(2,669)        $(3,114)
  Net income                                           1,120             352
                                                      ------           -----
  End of period                                      $(1,549)        $(2,762)
                                                      ------          ------
                                                      ------          ------

Net Unrealized Gains (Losses) From
Marketable Equity Securities:

  Beginning of period                               $    (47)       $     19
  Gain during period                                      40              38
                                                       -----           -----
  End of period                                     $     (7)       $     57
                                                      ------          ------
                                                      ------          ------


                   The accompanying notes to financial statements
                       are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                        -----------------

                                                         1996        1995
                                                         ----        ----


Cash flows from operating activities:
 Net income                                           $ 1,120    $    352
 Adjustments to reconcile net income to net cash
  provided or used by operating activities:
    Gains from sales of real estate                      (857)       (885)
    Losses from securities                                 --           8
    Net cash proceeds from sales of real estate           851         802
    Real estate development costs                        (523)       (654)
    Reimbursement of real estate development costs        165         491

Changes in certain assets and liabilities:
          Increase in receivables                        (159)        (36)
          Decrease in payables and accrued liabilities   (346)       (401)
          Decrease in deferred income taxes                (8)       (416)
          Other, net                                     (219)       (407)
                                                        -----       -----
        Total adjustments to net income                (1,096)     (1,498)

        Net cash provided (used) by
         operating activities                              24      (1,146)

Cash flows from investing activities:
   Proceeds from sales and maturities
    of marketable securities                               --       1,481
   Purchases of marketable securities                      --        (208)
                                                        -----       -----
        Net cash provided by investing activities          --       1,273

Cash flows from financing activities:
  Reductions in subordinated debentures                  (282)     (1,031)
  Purchases of the Company's common stock                 (27)        (64)
  Other                                                    --         (10)
                                                        -----       -----
        Net cash used by financing activities            (309)     (1,105)
                                                        -----       -----

Net decrease in cash and cash equivalents                (285)       (978)
Cash and cash equivalents at beginning of period        4,668       2,975
                                                        -----       -----
Cash and cash equivalents at end of period            $ 4,383     $ 1,997
                                                        -----       -----
                                                        -----       -----

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest
   (net of amount capitalized)                        $   28     $    28
                                                       -----       -----
                                                       -----       -----


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

Note B - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona, leased to Bank One, Arizona, NA. On January 1, 1996, the Company began amortizing on a straight-line basis
(1) income from the lease with Bank One, resulting in annual real estate rental income of $1,815,000 for the period ending February 28, 2005, and (2) a related lease commission with annual amortization expense of $46,000 over the same period.

Note C - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 615 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,909,000 at June 30, 1996 and $9,446,000 at December 31, 1995, which the Company believes was less than their fair value.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note D - Income Taxes

At June 30, 1996, the Company had net operating loss carryforwards of approximately $11,500,000 for financial reporting purposes. Due to timing differences, at June 30, 1996, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $11,100,000.

Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock primarily in the open market. During the six months ended June 30, 1996, the Company purchased 5,200 shares of its common stock for an aggregate amount of $27,000. During the six months ended June 30, 1995, the Company purchased 12,300 shares of its common stock for an aggregate amount of $64,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.
              ----------------------------------------------


Results of Operations
- ---------------------

   Net income of $603,000 and $1,120,000, respectively, in the three months and six months ended June 30, 1996, included gains of $475,000 and $857,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and six months ended June 30, 1995, net income was $54,000 and $352,000 and included gains of $412,000 and $887,000, respectively, from sales of Meadow Pointe property. The Company sold 141 developed residential lots at Meadow Pointe during the six months ended
June 30, 1996, which represented a 44% increase over the same period of 1995. Revenues from real estate rental and mortgage interest increased from $87,000 and $174,000, respectively, in the three months and six months ended June 30, 1995, to $457,000 and $913,000 in the same periods of 1996 (see below).

   The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

   Real estate sales results for the six months ended June 30, 1995 included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in the comparable 1996 periods.

   Real estate rental income and mortgage loan interest more than quadrupled in the three months and six months ended June 30, 1996 as compared to the same periods of 1995 primarily as a result of the execution of a new lease of the Company's Tempe, Arizona property. Depreciation and amortization expense nearly doubled in the 1996 periods compared to the same periods of 1995 due to the amortization of a commission related to the new lease which commenced on March 1, 1995. Real estate operating expenses in the three months and six months ended June 30, 1995 included costs of $135,000 for property taxes, insurance and certain other operating expenses related to the new lease which did not recur in the 1996 periods and are not expected to recur in subsequent periods.

   Interest and dividends from investments accounted for $67,000 and $136,000 of revenues in the three months and six months ended June 30, 1996, respectively, and $42,000 and $102,000 in the comparable periods in 1995. The increase in 1996 was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months and six months ended June 30, 1996 were, respectively, $40,000 and $95,000 higher than in the comparable periods in 1995, due principally to higher employee compensation and benefits expenses.


Liquidity and Capital Resources
- -------------------------------

   During the six months ended June 30, 1996 cash, cash equivalents and marketable securities declined by $245,000. At June 30, 1996 the Company held $4,961,000 in cash, cash equivalents and marketable securities as compared to $3,017,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market
(see Note E of Notes to Financial Statements).

   On July 3, 1996 the Company received $610,000 from the payoff of a note secured by a commercial building and underlying land in Edina, Minnesota.
The Company received the note in connection with the sale of this property in July 1995.

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be primarily financed through the issuance of capital improvement revenue bonds by a community development district.

                          PART II - OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------

             The Annual Meeting of Stockholders of BF Enterprises, Inc.
(the "Company") was held on May 13, 1996, for the purpose of electing four directors. All of the nominees for director were elected. As of the record date for the meeting, there were 3,750,793 shares of the Company's common stock outstanding, of which 3,556,140 shares (95% of the shares outstanding) were voted, as follows:

                                                            Voted Against
                                       Voted For             or Withheld
                                       ---------             -----------


         Brian P. Burns               3,554,984                  1,156

         Ralph T. McElvenny, Jr.      3,554,984                  1,156

         Charles E.F. Millard         3,554,984                  1,156

         Paul Woodberry               3,554,984                  1,156


Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------
         (a)         Exhibits.

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


                                            BF ENTERPRISES, INC.
                                           (Registrant)


Date:    August 1, 1996                    /s/ John M. Price
                                           -----------------------------
                                           John M. Price
                                           Senior Vice President,
                                           Secretary, Treasurer and
                                           General Counsel
                                           (Duly Authorized Officer)


Date:    August 1, 1996                    /s/ S. Douglas Post
                                           ------------------------------
                                           S. Douglas Post
                                           Vice President and Controller
                                           (Principal Accounting Officer)