Form 10-Q
period 1996-09-30
BF ENTERPRISES INC
filed 1996-11-12
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                    ------------------------------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1996:

               3,733,893 shares of $.10 par value Common Stock

                BF ENTERPRISES, INC. AND SUBSIDIARIES

                              I N D E X

                                                                        Page
                                                                        ----

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated statements of financial position..............3

             -   Consolidated statements of income .........................4

             -   Consolidated statements of stockholders' equity ...........5

             -   Consolidated statements of cash flows .....................6

             -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................9



PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders .........11

   Item 6.    Exhibits and Reports on Form 8-K ............................11

                           PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                  (in thousands, except per share amounts)


                                                September 30,    December 31,
                                                    1996             1995
                                                    ----             ----

ASSETS:
  Cash and cash equivalents                        $ 6,029         $  4,668
  Marketable securities                                 43              538
  Receivables                                          268              188
  Mortgage loans                                       100              732
  Real estate rental property, net of depreciation   2,382            2,420
  Real estate inventory held for current sale
   and land held for future development             10,039            9,446
  Other real estate                                    132              132
  Other assets                                         542              397
                                                  --------         --------
TOTAL ASSETS                                      $ 19,535         $ 18,521
                                                  --------         --------
                                                  --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                $  2,150         $  2,821
  Subordinated debentures, unmatured                   805              817
  Deferred income taxes                                  8               16
                                                  --------         --------
   Total liabilities                                 2,963            3,654
                                                  --------         --------

  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
       3,745,393 and 3,753,193 shares                  375              375
    Capital surplus                                 17,152           17,208
    Deficit                                           (994)          (2,669)
    Net unrealized gains (losses) from marketable
     equity securities                                  39              (47)
                                                  --------         --------
  Total stockholders' equity                        16,572           14,867
                                                  --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 19,535         $ 18,521
                                                  --------         --------
                                                  --------         --------



              The accompanying notes to financial statements
                are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (in thousands, except per share amounts)


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    1996         1995        1996        1995
                                    ----         ----        ----        ----

Revenues:
 Real estate sales                 $ 581      $ 1,303     $ 1,838     $ 2,599
 Real estate rental income and
  mortgage loan interest             459           84       1,372         258
 Interest and dividends               69           38         205         140
 Other                                --            4           5          10
                                   -----        -----       -----       -----
                                   1,109        1,429       3,420       3,007
                                   -----        -----       -----       -----
Costs and Expenses:
 Cost of real estate sold            239        1,019         639       1,430
 Real estate operating                34            4          49         156
 Depreciation and amortization        24           12          74          38
 Interest on subordinated debentures  14           15          44          43
 General and administrative          337          299       1,033         900
                                   -----        -----       -----       -----
                                     648        1,349       1,839       2,567
                                   -----        -----       -----       -----
Gross profit                         461           80       1,581         440
Gains (losses) from securities        94           --          94          (8)
                                   -----       ------       -----       -----
Net income                         $ 555       $   80     $ 1,675       $ 432
                                   -----       ------      ------      ------
                                   -----       ------      ------      ------
Net income per share               $ .14       $  .02      $  .42      $  .11
                                   -----       ------      ------      ------
                                   -----       ------      ------      ------


                The accompanying notes to financial statements
                    are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                           (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
Common stock:
  Beginning of period                               $   375           $   376
  Restricted stock grant - par value                     --                 4
  Exercise of stock options - par value                  --                 1
  Purchases of common stock - par value                  --                (3)
                                                    -------           -------
  End of period                                     $   375            $  378
                                                    -------           -------
                                                    -------           -------
Capital surplus:
  Beginning of period                               $17,208           $17,344
  Restricted stock grant - excess over par value         --               170
  Exercise of stock options - excess over par value      --                 1
  Purchases of common stock - excess over par value     (45)             (151)
  Purchases of stock options                            (11)              (12)
                                                    -------           -------
  End of period                                     $17,152           $17,352
                                                    -------           -------
                                                    -------           -------
Deficit:
  Beginning of period                               $(2,669)          $(3,114)
  Net income                                          1,675               432
                                                    -------           -------
  End of period                                    $   (994)          $(2,682)
                                                    -------           -------
                                                    -------           -------
Net Unrealized Gains (Losses) From
Marketable Equity Securities:

    Beginning of period                            $    (47)         $     19
    Gain (loss) during period                            86                (1)
                                                    -------           -------
    End of period                                  $     39          $     18
                                                    -------           -------
                                                    -------           -------



                 The accompanying notes to financial statements
                     are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        ------------------

                                                       1996            1995
                                                       ----            ----
Cash flows from operating activities:
 Net income                                       $   1,675        $    432
 Adjustments to reconcile net income to net
  cash provided or used by operating activities:
   Gains from sales of real estate                   (1,199)         (1,169)
   (Gains) losses from securities                       (94)              8
   Net cash proceeds from sales of real estate        1,244           1,295
   Real estate development costs                       (758)           (833)
   Reimbursement of real estate development costs       219             682
   Mortgage loan payments                               610             116
   Changes in certain assets and liabilities:
    Increase in receivables                             (80)            (34)
    Decrease in payables and accrued liabilities       (309)           (368)
    Decrease in deferred income taxes                    (8)           (416)
    Other, net                                         (186)           (485)
                                                      -----           -----
    Total adjustments to net income                    (561)         (1,204)
                                                      -----           -----
    Net cash provided (used) by operating activities  1,114            (772)

Cash flows from investing activities:
 Proceeds from sales and maturities of marketable
  securities                                            675           1,481
 Purchases of marketable securities                      --            (208)
                                                      -----           -----
    Net cash provided by investing activities           675           1,273

Cash flows from financing activities:
 Reductions in subordinated debentures                 (372)         (1,293)
 Purchases of the Company's common stock                (45)           (154)
 Other                                                  (11)            (10)
                                                      -----           -----
    Net cash used by financing activities              (428)         (1,457)
                                                      -----           -----

Net increase (decrease) in cash and cash equivalents  1,361            (956)
Cash and cash equivalents at beginning of period      4,668           2,975
                                                      -----           -----
Cash and cash equivalents at end of period          $ 6,029         $ 2,019
                                                      -----           -----
                                                      -----           -----

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $    44         $    29
                                                      -----            -----
                                                      -----            -----
Non cash operating activities:
  Mortgage note received as a portion of the
   proceeds due from the sale of real estate:
  Face value of note                                $    --           $ 680
  Discount                                               --             (48)
                                                      -----           -----
  Carrying value of note                            $    --          $  632
                                                      -----           -----
                                                      -----           -----

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

Note C - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 580 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $10,039,000 at September 30, 1996 and $9,446,000 at December 31, 1995, which the Company believes was less than their fair value.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note D - Income Taxes

At September 30, 1996, the Company had net operating loss carryforwards of approximately $10,900,000 for financial reporting and federal income tax purposes.

Note E - Stockholders' Equity

From time to time, the Company purchases shares of its common stock primarily in the open market. During the nine months ended September 30, 1996, the Company purchased 7,800 shares of its common stock for an aggregate amount of $45,000. During the nine months ended September 30, 1995, the Company purchased 28,300 shares of its common stock for an aggregate amount of $154,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.
              ----------------------------------------------


Results of Operations
---------------------

   Net income of $555,000 and $1,675,000, respectively, in the three months and nine months ended September 30, 1996, included gains of $342,000 and $1,199,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida and $94,000 in gains from securities. In the three months and nine months ended September 30, 1995, net income was $80,000 and $432,000 and included gains of $311,000 and $1,198,000, respectively, from sales of Meadow Pointe property. The Company sold 206 developed residential lots at Meadow Pointe during the nine months ended September 30, 1996, which represented a 31% increase over the number of lots sold during the same period of 1995. Revenues from real estate rental and mortgage interest increased from $84,000 and $258,000, respectively, in the three months and nine months ended September 30, 1995, to $459,000 and $1,372,000 in the same periods of 1996
(see below).

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

   In addition to Meadow Pointe residential lot sales activity, real estate revenue in the three months ended September 30, 1995, included revenue of $804,000 from the one-time sale of a commercial building and underlying property in Edina, Minnesota. The cost of real estate sold attributable to the Edina property was $831,000, which included a $48,000 discount of the $680,000 note received in the transaction. Results for the nine months ended September 30, 1995, also included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in the comparable periods of 1996.

   Real estate rental income and mortgage loan interest in the three months and nine months ended September 30, 1996, was more than five times what it was in the same periods of 1995, primarily as a result of the execution of a new lease of the Company's Tempe, Arizona property. Depreciation and amortization expense nearly doubled in the 1996 periods compared to the same periods of 1995 due to the amortization of a commission related to the new lease which commenced on March 1, 1995. Real estate operating expenses in the nine months ended September 30, 1995 included costs of $124,000 for property taxes, insurance and certain other operating expenses related to the new lease which did not recur in the comparable 1996 period and are not expected to recur in subsequent periods.

   Interest and dividends from investments accounted for $69,000 and $205,000 of revenues in the three months and nine months ended September 30, 1996, respectively, and $38,000 and $140,000 in the comparable periods in 1995.
The increase in 1996 was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months and nine months ended September 30, 1996 were, respectively, $38,000 and $133,000 higher than in the comparable periods in 1995, due principally to higher employee compensation and benefits expenses.

Liquidity and Capital Resources
-------------------------------

   During the nine months ended September 30, 1996 cash, cash equivalents and marketable securities increased by $866,000. On July 3, 1996 the Company received $610,000 from the payoff of a note secured by a commercial building and underlying land in Edina, Minnesota. The Company received the note in connection with the sale of this property in July 1995 (see above).

   At September 30, 1996 the Company held $6,072,000 in cash, cash equivalents and marketable securities as compared to $2,963,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market (see Note E of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be financed primarily through the issuance of capital improvement revenue bonds by a community development district.

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

                               SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    BF ENTERPRISES, INC.
                                    (Registrant)


Date:   November 11, 1996            /s/ John M. Price
                                    -------------------------------
                                    John M. Price
                                    Senior Vice President,
                                    Secretary, Treasurer and
                                    General Counsel
                                    (Duly Authorized Officer)


Date:   November 11, 1996            /s/ S. Douglas Post
                                    --------------------------------
                                    S. Douglas Post
                                    Vice President and Controller
                                    (Principal Accounting Officer)