Form 10-K405
period 1996-12-31
BF ENTERPRISES INC
filed 1997-03-25
CIK 814856

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15932

                              BF ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                         94-3038456
 (State or other jurisdiction of incorporation              (IRS Employer
   or organization)                                       Identification No.)


    100 Bush Street, Suite 1250, San Francisco, CA                94104
    (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1997, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $12,751,037 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,742,195 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 17, 1997, there were outstanding 3,703,893 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference
----------------------------------

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 1997, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

                         Exhibit Index begins on page 32

                                 PART I


Item 1.   Business.
          --------

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively, the "Company") currently is engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 220,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns 22 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 1996, the Company's assets also included approximately $5.1 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project and payment of principal and interest on subordinated debentures and other obligations.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 1997, the Company owned approximately 559 acres, and held reversionary interests in an additional eight acres, in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 1,175 lots,consisting of approximately 248 acres, to six homebuilders and 834 acres to the two community development districts described below. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,750 single family homes, 1,500 multifamily residential units and 61.5 acres of commercial facilities.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992, and sold 45 lots in the first two months of 1997, for prices ranging from approximately $21,000 to $35,500. The homebuilders currently are offering finished houses at base prices ranging from approximately $90,000 to $180,000. During the first two months of 1997, the Company also sold a two-acre church site and a one-acre day care site.

         The Company is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect it or any subsidiary or affiliate will engage in the construction of houses on finished lots. In March 1991, the Company entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning and managing, and advising the Company with respect to, the development of Meadow Pointe, including the sale of single family lots and multifamily and commercial parcels.

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through August 1996, the two community development districts issued an aggregate $57.1 million of capital improvement revenue bonds, including $2.6 million issued in August 1996. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders.

         The Company currently anticipates the future issuance of approximately $22 million of additional capital improvement revenue bonds to finance the acquisition of property and the construction of roads, utilities and other infrastructure systems within the project. There can be no assurance that additional bonds will be issued.

         In the first quarter of 1997, the Company listed for sale with a large national real estate brokerage firm approximately 55 acres of commercial property. There can be no assurance that the brokerage firm will be able to arrange for sales, on terms acceptable to the Company, of all or any part of the property listed.

         Commercial Building in Tempe. The Company owns a 220,000 square foot commercial building, with approximately 850 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased take down of space during 1995; rental of the entire premises commenced January 1, 1996. The Company previously had executed a lease amendment with the original tenant, under the terms of which that lease was terminated 33 months before the original lease expiration date. In 1995, the Company's rental income from the Tempe building, which had been $505,000 annually under the original lease, was reduced to $349,000, exclusive of certain costs of approximately $153,000 related to the new lease arrangements. On January 1, 1996, when Bank One began paying rent on the entire building, base rents due under the new lease increased to: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000 in 2000;
$1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000 in 2004;
and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During that period, the Company will amortize income from the lease on a straight-line basis, as required by generally accepted accounting principles. Accordingly, in 1996 the Company reported - and in each of the remaining eight years of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The lease also provides for two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

         Other Real Estate. The Company also owns 22 acres of undeveloped land in suburban Nashville, Tennessee which is zoned commercial.

Foreign Operations
------------------

         The Company has no foreign operations and has no material assets in foreign countries. A wholly owned foreign subsidiary holds 22% of the common stock of Trout Creek Development Corporation, a Delaware corporation, the Company's development subsidiary.

Employees
---------

         Currently, the Company has eight employees.

Competition
-----------

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

         Development of the Meadow Pointe project, the Company's principal asset, will take several years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company, the strength of the general economy in the Tampa area and nationally, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. During 1996, construction began at several other residential projects in the same market area as Meadow Pointe, along or near County Road
581. These new projects may have an adverse impact on the rate of lot sales at Meadow Pointe or lot prices, or both.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell or develop its Nashville property when local conditions warrant.


Other Information
-----------------

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

Item 2.  Properties.
         ----------

         The Company leases its headquarters office space, consisting of approximately of 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 1999, with a three-year renewal option. The Company believes this office space is adequate for its current needs.

Item 3.  Legal Proceedings.
         -----------------

         In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed. The Court has set the matter for trial in June 1997. The amount of the Company's payment to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.

         In September 1995, a subsidiary of the Company was served as a defendant in an action filed in the U.S. District Court for the Eastern District of Pennsylvania. The suit arises out of the death of a person who fell from a mobile passenger lounge at the Mexico City International Airport in 1993. The plaintiff alleges, among other things, that the mobile lounge was manufactured and sold by a former subsidiary of the Company's predecessor. That former subsidiary sold all of its assets and business to a third party in 1975. While this lawsuit is in its preliminary stages, the Company believes that it has good and sufficient defenses and it will defend the suit vigorously.

         The Company is not a party to any other pending legal proceedings except routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System
tier of The Nasdaq Stock Market under the symbol "BFEN".   On March 14, 1997,
there were approximately 710 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 1996 and 1995, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:



                                      Bid Quotations
                                      --------------

               1996                  High              Low
               ----                  ----              ---

           1st Quarter              $5 1/4          $4 3/4
           2nd Quarter               6 3/4           4 3/4
           3rd Quarter               6 3/4           6 1/4
           4th Quarter               6 1/4           6 1/4

               1995                  High              Low
               ----                  ----              ---
           1st Quarter              $4 7/8          $4 1/4
           2nd Quarter               5 7/8           4 7/8
           3rd Quarter               5 3/4           5
           4th Quarter               5 1/4           4 1/2



         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 1996 or 1995, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for payment of subordinated debentures, real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:


                                        Year ended December 31,
                       --------------------------------------------------------
                                       1996    1995    1994    1993    1992
                                       ----    ----    ----    ----    ----
                                     (in thousands, except per share amounts)


Income statement data:
  Revenues                          $ 4,559 $ 3,550 $ 3,883 $ 3,854 $ 3,313
  Income (loss) before income taxes   2,137     477   1,608   2,103    (632)
  Net income (loss)                   2,137     445   1,608   2,103    (632)
  Net income (loss) per share           .53     .11     .41     .54    (.17)
  Average common stock
    and equivalents (1)               4,042   4,029   3,947   3,895   3,821
Balance sheet data
(at end of period):
  Total assets                      $19,901 $18,521 $20,446 $26,484 $24,293
  Subordinated debentures, unmatured    805     817     817   5,770  10,605
  Stockholders' equity               16,955  14,867  14,625  13,207  11,134
  Stockholders' equity per
    share (fully diluted)(2)           4.36    3.84    3.74    3.37    2.88




Notes:   (1)  In calculating net income (loss) per share:

         (i) For 1996, the weighted average number of shares was 4,042,000, the sum of 3,746,000 weighted average shares of common stock and 296,000 weighted average common stock equivalents outstanding during the year.

         (ii) For 1995, the weighted average number of shares was 4,029,000, the sum of 3,788,000 weighted average shares of common stock and 241,000 weighted average common stock equivalents outstanding during the year.

        (iii) For 1994, the weighted average number of shares was 3,947,000, the sum of 3,782,000 weighted average shares of common stock and 165,000 weighted average common stock equivalents outstanding during the year.

         (iv) For 1993, the weighted average number of shares was 3,895,000, the sum of 3,819,000 weighted average shares of common stock and 76,000 weighted average common stock equivalents outstanding during the year.

         (v) For 1992, the weighted average number of shares was 3,821,000. This was exclusive of 110,000 common stock equivalents which would have been anti-dilutive in this loss period.

         (2) Calculation of fully diluted stockholders' equity per share assumes exercise at the end of each year of all options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------


Results of Operations for the Three Years Ended December 31, 1996
-----------------------------------------------------------------

         During the years ended December 31, 1996, 1995 and 1994, the Company realized net income of $2,137,000, $445,000 and $1,608,000, respectively. Net income was substantially higher in 1996 than in the previous two years due principally to a significant increase in rental income from the Company's Tempe, Arizona property. The reduction in net income from 1994 to 1995 was primarily the result of a decrease in revenues from lot sales at the Company's Meadow Pointe project, near Tampa, Florida, a reduction in rental income from the Company's Tempe property and costs incurred in connection with a new lease of that property.

         Results for the years 1996, 1995 and 1994 included gains from sales of lots within Meadow Pointe of $1,575,000, $1,415,000 and $2,375,000,
respectively, on sales to homebuilders of 269 lots in 1996, 211 lots in 1995 and 284 lots in 1994. The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Consolidated Financial Statements). The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         During 1995, real estate sales included net revenue of $756,000 from the sale of a commercial building and underlying property in Edina, Minnesota, in addition to Meadow Pointe residential lot sales. The cost of real estate sold attributable to the Edina property was $792,000. Results for 1995 also included aggregate revenue and cost of $216,000 and $205,000, respectively, for lots in a residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such revenues or costs in 1996 or 1994.

         Real estate leasing income and mortgage loan interest in 1996 was more than four times what it was in 1995 and almost three times greater than in 1994, primarily as a result of the execution of a new lease of the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements).
Due to this change, annual rental income from the Tempe property increased to $1,815,000 in 1996, from $349,000 and $505,000 in 1995 and 1994, respectively.
The Company incurred costs during 1995 for property taxes, insurance and certain other operating expenses related to the new lease of the Tempe property of $153,000 which it did not incur in prior years and has not incurred subsequently. These costs were included in operating expenses during 1995 and accounted for operating expenses that were almost three times their 1996 and 1994 levels. Depreciation and amortization expense increased in 1995 and 1996 due to the amortization of a commission related to the new lease, which commenced on March 1, 1995.

         Interest and dividends from investments in the years 1996, 1995 and 1994 has varied with the amount of funds available for investment.

         General and administrative expenses charged against income were $168,000 greater in 1996 than in 1995, and $256,000 less in 1995 than in 1994.
The higher expenses in 1996 and 1994 were due principally to higher employee compensation and benefits expenses, including a January 1995 restricted stock grant to five officers of the Company (see Note M of Notes to Consolidated Financial Statements) which was taken into expense in 1994. Employee compensation expenses capitalized against Tampa, Florida real estate in the years ended December 1996, 1995 and 1994 were $108,000, $125,000 and $200,000, respectively, representing 12%, 17% and 19%, respectively, of total compensation for those years. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

         In 1996 the Company realized gains of $94,000 from sales of a marketable equity security. The Company had losses of $8,000 and $42,000 in 1995 and 1994, respectively, from sales of government securities in periods of rising interest rates.

Liquidity and Capital Resources
-------------------------------

         During the year ended December 31, 1996, cash and cash equivalents increased by $430,000. On July 3, 1996 the Company received $610,000 from the payoff of a note secured by a commercial building and underlying land in Edina, Minnesota. The Company received the note in connection with the sale of this property in July 1995 (see above). In addition, in August 1996 the Company received $675,000 from the sale of a marketable equity security. At
December 31, 1996, the Company held $5,138,000 in cash, cash equivalents and marketable securities as compared to $2,946,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock in the open market (see Note L of Notes to Consolidated Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through December 1996, two community development districts encompassing the Meadow Pointe project issued approximately $57.1 million of capital improvement revenue bonds. The Company currently anticipates the future issuance of approximately $22 million of additional bonds by one of those community development districts. The proceeds of such bonds have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe
(see Note H of Notes to Financial Statements). There can be no assurance that any additional bonds will be issued. At December 31, 1996, real estate inventory held for current sale and land held for future development was $1,733,000 greater than at December 31, 1995, as a result of the capitalization of various costs including bond assessments by the two community development districts.

         The Company intends to pay for its future expenditures at Meadow Pointe and its other operating expenses (including those related to debenture payments) with (i) cash generated from sales of property within Meadow Pointe and its other operations, and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures. Moreover, there can be no assurance that the amounts currently projected will be sufficient to develop the long-term Meadow Pointe project.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Index to Financial Statements Covered by Report of Independent Public
Accountants

                                                                      Page
                                                                      ----

Report of independent public accountants................................10

Consolidated statements of financial position at December 31, 1996 and 1995 ............................................................ . 11

Consolidated statements of income for the years ended December 31,
1996, 1995 and 1994 ............................................... . . 12

Consolidated statements of stockholders' equity for the years ended
December 31, 1996, 1995 and 1994 .......................................13

Consolidated statements of cash flows for the years ended December 31,
1996, 1995 and 1994 ....................................................14

Notes to consolidated financial statements ..........................15-22

Schedule III - Real estate and accumulated depreciation at
December 31, 1996 ......................................................23

Schedule IV - Mortgage loans on real estate at December 31, 1996........24


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated statements of financial position of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedules listed in the index to the financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


San Francisco, California
February 19, 1997

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (in thousands, except per share amounts)


                                                            December 31,
                                                            ------------
                                                       1996              1995
                                                       ----              ----
ASSETS:
  Cash and cash equivalents                         $ 5,098           $ 4,668
  Marketable securities                                  40               538
  Receivables                                           482               188
  Mortgage loans                                        100               732
  Real estate rental property, net of depreciation    2,369             2,420
  Real estate inventory held for current sale
   and land held for future development              11,179             9,446
  Other real estate                                     132               132
  Other assets                                          501               397
                                                    -------           -------

TOTAL ASSETS                                        $19,901           $18,521
                                                    -------           -------
                                                    -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                  $ 2,133           $ 2,821
  Subordinated debentures, unmatured                    805               817
  Deferred income taxes                                   8                16
                                                    -------           -------
  Total Liabilities                                   2,946             3,654
                                                    -------           -------
STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,733,893 and 3,753,193 shares                    373               375
    Capital surplus                                  17,078            17,208
    Deficit                                            (532)           (2,669)
    Net unrealized gains (losses) from
       marketable equity securities                      36               (47)
                                                    -------           -------

  Total Stockholders' Equity                         16,955            14,867
                                                    -------           -------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $19,901           $18,521
                                                    -------           -------
                                                    -------           -------



                        The accompanying notes are an integral
                               part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share amounts)

                                                      Year Ended
                                                      December 31,
                                                     -------------
                                                  1996      1995      1994
                                                  ----      ----      ----

Revenues:
  Real estate sales                            $ 2,444    $ 2,883   $ 2,900
  Real estate rental income and
    mortgage loan interest                       1,831        433       630
  Interest and dividends                           278        222       319
  Other                                              6         12        34
                                               -------    -------   -------
                                                 4,559      3,550     3,883

Costs and Expenses:
  Cost of real estate sold                         869      1,493       525
  Real estate operating                             74        211        77
  Depreciation and amortization                     98         56        51
  Interest on subordinated debentures               59         57        76
  General and administrative                     1,416      1,248     1,504
                                               -------    -------   -------
                                                 2,516      3,065     2,233

Gross profit                                     2,043        485     1,650

Gains (losses) from sales of securities             94         (8)      (42)
                                               -------    -------   -------

Income before income taxes                       2,137        477     1,608

Provision for income taxes                          --         32        --
                                               -------    -------   -------

Net income                                     $ 2,137    $   445   $ 1,608
                                               -------    -------   -------
                                               -------    -------   -------

Net income per share                            $  .53    $   .11   $   .41
                                                ------    -------   -------
                                                ------    -------   -------


                       The accompanying notes are an integral
                               part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands)


                                                 Year Ended December 31,
                                                -------------------------
                                                1996      1995       1994
                                                ----      ----       ----

Common Stock:
  Balance at beginning of period             $   375      $   376   $   381
  Purchases of common stock -- par value          (2)          (6)       (5)
  Restricted stock grant - par value              --            4        --
  Exercise of stock options -- par value          --            1        --
                                              ------      -------   -------
  Balance at end of period                   $   373      $   375   $   376
                                             -------      -------   -------
                                             -------      -------   -------

Capital Surplus:
  Balance at beginning of period             $17,208      $17,344   $17,548
  Purchases of common stock --
    excess over par value                       (118)        (295)     (204)
  Purchases of stock options                     (12)         (12)       --
  Restricted stock grant - excess over par value  --          170        --
  Exercise of stock options --
    excess over par value                         --            1        --
                                             -------      -------   -------
  Balance at end of period                   $17,078      $17,208   $17,344
                                             -------      -------   -------
                                             -------      -------   -------

Deficit:
  Balance at beginning of period            $ (2,669)    $ (3,114) $ (4,722)
  Net income                                   2,137          445     1,608
                                             -------      -------   -------
  Balance at end of period                  $   (532)    $ (2,669) $ (3,114)
                                             -------      -------   -------
                                             -------      -------   -------

Net Unrealized Gains (Losses) From
 Marketable Equity Securities:
  Balance at beginning of period            $    (47)   $      19   $    --
  Gain (loss) during period                       83          (66)       19
                                             -------      -------   -------

  Balance at end of period                  $     36    $     (47)  $    19
                                             -------      -------   -------
                                             -------      -------   -------



                     The accompanying notes are an integral part of
                                  these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Year Ended December 31,
                                                      -------------------------

                                                         1996      1995     1994
                                                        -----      ----     ----

Cash flows from operating activities:
  Net income                                        $   2,137   $   445   $ 1,608
Adjustments to reconcile net income to
 net cash used by operating activities:
    (Gains) losses from securities                        (94)        8        42
    Gains from sales of real estate                    (1,575)   (1,390)   (2,375)
    Net cash proceeds from sales of real estate         1,615     4,785     1,750
    Mortgage loan payments                                610       886       318
    Real estate financing                                  --      (100)       --
    Real estate development costs                      (1,946)   (2,366)   (2,701)
    Reimbursement of real estate
        development costs                                 272       809       929
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables               (294)      (44)      117
        Increase (decrease) in payables
         and accrued liabilities                         (212)     (206)      225
        Increase (decrease) in deferred income taxes       (8)     (416)       37
        Other net                                        (132)     (309)       39
                                                       -------   -------  -------
      Total adjustments to net income                  (1,764)    1,657    (1,619)
                                                       -------   -------   -------
        Net cash provided (used)
         by operating activities                          373     2,102       (11)

Cash flows from investing activities:
  Proceeds from sales or maturities
    of marketable securities                              675     1,481     5,895
  Purchases of marketable securities                       --      (208)   (4,803)
                                                       -------   -------   -------
        Net cash provided by investing activities         675     1,273     1,092

Cash flows from financing activities:
  Reductions in subordinated debentures                  (486)   (1,371)   (7,737)
  Purchases of the Company's common stock                (120)     (301)     (209)
 Other                                                    (12)      (10)      --
                                                       -------   -------  -------
        Net cash used by financing activities            (618)   (1,682)   (7,946)
                                                       -------   -------   -------

Net increase (decrease) in cash
  and cash equivalents                                    430     1,693    (6,865)

Cash and cash equivalents at beginning of period        4,668     2,975     9,840
                                                       -------   -------   -------
Cash and cash equivalents at end of period            $ 5,098   $ 4,668   $ 2,975
                                                       -------   -------   -------
                                                       -------   -------   -------

Supplemental disclosures of cash flow
  information:

   Cash paid during the year for
     interest (net of amount capitalized)             $    61    $  57     $  205
                                                       -------  -------    -------
                                                       -------  -------    -------



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

Note C - New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 calls for, but does not require, a fair value approach to recognizing compensation costs associated with the granting of stock options, among other types of stock based compensation. For companies electing not to apply such accounting, certain disclosures are required. The Company adopted the disclosure requirements of SFAS 123 in 1996 (See Note M).

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). The Company adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that long-lived assets be carried at the lower of cost or estimated fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred (See Note H).

Note D - Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximated market value.

Note E - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 1996 and 1995 were as follows (in thousands):


                                 1996                                               1995
            ----------------------------------------------   -------------------------------------------------
                            Gross         Gross                               Gross         Gross
            Amortized    Unrealized   Unrealized      Fair   Amortized     Unrealized   Unrealized       Fair
              Cost         Gains        Losses       Value      Cost         Gains        Losses        Value
            -------        -----        ------       -----      ----         -----        ------        -----

Common Stock  $ 4           $ 36         $ --         $ 40     $ 585          $ --         $ 47         $ 538
              ---           ----         ----         ----     -----          -----        -----        -----
              ---           ----         ----         ----     -----          -----        -----        -----


Unrealized gains and losses are presented in stockholders' equity, net of related taxes.

Proceeds from sales of securities available for sale were $675,000, $981,000 and $3,168,000 in 1996, 1995 and 1994, respectively. A gross gain of
$94,000 and gross losses of $8,000 and $42,000 were realized on those sales in 1996, 1995 and 1994, respectively. Gains and losses are computed using the specific identification method.

Note F - Mortgage Loans

At December 31, 1996, the principal balance of the Company's only mortgage loan was $100,000, and that principal is due on August 31, 1997. At December 31, 1995, the principal balance of mortgage loans was $732,000, net of an unamortized discount of $48,000.

Note G - Real Estate Rental Property

Real estate rental property is an office and manufacturing building and underlying 16 acres of land in Tempe, Arizona. In January 1995, the Company executed a lease amendment with the original tenant of this property pursuant to which the tenant vacated portions of the building from time to time and the lease terminated in its entirety on June 30, 1995. In March 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation, as the tenant of the entire property. That lease became effective March 1, 1995, and provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1996, contractual rental revenues from the lease with Bank One are projected as follows:


              1997                      $ 1,628,000
              1998                        1,707,200
              1999                        1,826,000
              2000                        1,848,000
              2001                        1,936,000
              2002 and after              6,239,200


On January 1, 1996, as required by Generally Accepted Accounting Principles, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 1996 and 1995 was as follows (in thousands):


                                               Accumulated
                                  Cost         Depreciation           Net
                                  ----         ------------           ---

                1996             $4,470           $2,101             $2,369
                                 ------           ------             ------
                                 ------           ------             ------

                1995             $4,470           $2,050             $2,420
                                 ------           ------             ------
                                 ------           ------             ------

Note H - Real Estate Inventory Held for Current Sale and
            Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists of approximately 567 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $11,179,000 at December 31, 1996 and $9,446,000 at December 31, 1995, which the Company believes was less than their fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through August 1996, the two community development districts issued an aggregate $57.1 million of capital improvement revenue bonds, including $2.6 million issued in 1996. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 1996, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $29 million.

The two community development districts have purchased land from one of the Company's subsidiaries for use in the construction of roads, ponds, conservation areas and neighborhood parks. The Company has accounted for payments it received from the two districts in connection with those transactions, as of the date received, as reductions in the carrying value of all property to be developed within the district areas.

Note I - Subordinated Debentures

At December 31, 1996, $805,000 of the Company's Floating Rate Subordinated Debentures due December 31, 1999 was outstanding. The interest rate for the floating rate debentures is variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1996, 1995 and 1994.

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 1996, the $1,755,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities. At December 31, 1996, the Company had outstanding a $1,700,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

Note J - Income Taxes

As of December 31, 1996 and 1995, the Company had recorded the following net deferred tax liabilities. Amounts at December 31, 1995 have been adjusted to conform to the Company's 1995 federal income tax returns as filed in September 1996.


                                                                          Tax Effect (in thousands)
                                                                          -------------------------
                                                               December 31, 1996             December 31, 1995
                                                               -----------------             -----------------
Deferred tax assets:
  Net operating loss carryforwards                                   $ 4,335                       $ 4,084
  Land basis                                                            (286)                          789
  Effect of accelerated depreciation                                    (184)                         (161)
  Other                                                                   (2)                          112
                                                                     -------                       -------
                                                                       3,863                         4,824
Less: valuation allowance                                             (3,863)                       (4,824)
                                                                     -------                       -------
Deferred tax assets net of valuation allowance                            --                            --
 Deferred tax liabilities                                                 (8)                          (16)
                                                                     --------                       --------
Net deferred tax liabilities                                          $   (8)                       $  (16)
                                                                    --------                       --------
                                                                    --------                       --------

The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994 because it realized the benefits, respectively, of $961,000, $308,000 and $624,000 of deferred tax assets. The $32,000 provision for income taxes for the year ended December 31, 1995, consists of state income taxes payable.

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 1996, 1995 and 1994:



                                                             Year Ended December 31,
                                                             -----------------------
                                                          1996         1995        1994
                                                          ----         ----        ----

Expected federal statutory income tax rate               34.0%         34.0%       34.0%
State income taxes, net of federal tax benefit            6.3           6.3         4.6
Utilization of deferred tax assets                      (40.3)        (33.6)      (38.6)
                                                        ------        ------      ------
Effective tax rate                                         --%          6.7%         --%
                                                        ------        ------      ------
                                                        ------        ------      ------


At December 31, 1996, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $11,300,000 which expire as follows (in thousands):



                     Year of Expiration
                     ------------------

                 2002                      $ 1,800
                 2003                        1,100
                 2004                          700
                 2005                          500
                 2006                          700
                 2007                        1,500
                 2008                        2,100
                 2009                        2,200
                 2010                          100
                 2011                          600
                                          --------
                                           $11,300
                                          --------
                                          --------


Note K - Rental Commitments

Rental expense, primarily for office premises, amounted to $56,000, $53,000 and $89,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
As of December 31, 1996, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 1999, were $47,000 in each of 1997 and 1998 and $4,000 in 1999.

Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 1996, 1995 and 1994 the Company purchased shares of its common stock, primarily in open market transactions: 19,300 shares for $120,000 in 1996, 56,200 shares for $301,000 in 1995 and 52,460 shares for $209,000 in 1994.

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

The 1993 Employee Plan and the Original Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons (as that term is defined in Rule 16b-3, promulgated pursuant to the Securities Exchange Act of 1934). The Committee selects participants in the 1993 Employee Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights. As of March 1, 1997, there were 37,500 shares of the Company's common stock available for grant under the 1993 Employee Plan.

The 1994 Director Plan replaced the Company's Non-Employee Directors' Option Plan (the "Original Director Plan"). Under the Original Director Plan, each Outside Director was automatically granted, upon election as a director, a non-qualified option for 5,000 shares of the Company's common stock. All of the options which were granted under the Original Director Plan have been exercised. No new options may be granted under the Original Director Plan.

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 each on the dates of the annual
meetings of stockholders in May 1995 and May 1996.   Another Outside
Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock. All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date. As of March 1, 1997, there were 77,000 shares of the Company's common stock available for grant under the 1994 Director Plan.

Had compensation costs for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced to the following proforma amounts as of December 31, 1996 and 1995 (in thousands, except per share amounts):


                                                                      1996          1995
                                                                      ----          ----
Net Income:                As Reported                             $ 2,137       $   445
                           SFAS No. 123 Adjustment                    (163)         (108)
                                                                   -------       -------
                           Pro Forma                               $ 1,974       $   337
                                                                   -------       -------
                                                                   -------       -------

Primary Earnings
Per Share:                 As Reported                             $   .53        $  .11
                           SFAS No. 123 Adjustment                    (.04)         (.03)
                                                                   -------       -------
                           Pro Forma                               $   .49        $  .08
                                                                   -------       -------
                                                                   -------       -------


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of December 31, 1996, 114,500 shares were available for future grant and 687,500 of the stock options were exercisable. The options expire 10 years following their grant. Options granted pursuant to the 1994 Director Plan vest at the rate of 25% per year, for each of the first four years. Options granted under the 1993 Employee Plan are fully vested at the date of grant.

A summary of the status of the Company's stock option plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table below:


                                        1996                                 1995
                                        ----                                 ----

                                            Weighted-Average                       Weighted-Average
                                            ----------------                       ----------------
                                 Shares       Exercise Price       Shares           Exercise Price
                                 ------     -----------------      ------         -----------------
Outstanding at Beginning  Of
Year                            598,500          $ 3.06             509,500           $ 2.65
Granted                         109,000            6.24             104,000             4.79
Exercised                            --              --             (10,000)            0.22
Purchased                        (3,000)           2.88              (5,000)            2.50
                                -------                             -------
Outstanding at End of Year      704,500            3.55             598,500             3.06
Exercisable at End of Year      687,500            3.51             587,000             3.03


The following table summarizes information about stock options outstanding at December 31, 1996:



                                          Options
                                        Outstanding                 Options
                                         Weighted-     Weighted-  Exercisable
                           Number         Average      Average       Number      Weighted-
      Range of         Outstanding at   Remaining      Exercise  Exercisable at   Average
  Exercise Prices        12/31/96    Contractual Life   Price      12/31/96     Exercise Price
------------------   --------------   ---------------- --------   ------------   -----------
  $2.50 to $2.88          481,500       5.73 years      $ 2.67      481,500        $  2.67
  $3.87 to $4.75          110,000       8.83 years        4.67      105,000           4.71
  $5.87 to $6.25          113,000       9.87 years        6.23      101,000           6.25
                        ---------                                   --------
                          704,500                                    687,500
                        ---------                                   --------
                        ---------                                   --------

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:


                                                  1996               1995
                                                  ----               ----
Risk free interest rate                           6.4%               5.8%
Expected dividend yield                           none               none
Expected life of options                         5 years           5 years
Expected volatility                                5%                 5%


Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.68 in 1996 and $1.20 in 1995. The SFAS 123 adjustments for 1995 and 1996 appearing above are the product of these weighted average fair values and the number of options granted in each of the two years, after giving effect to the capitalization of a portion of these compensation costs to the Meadow Pointe project.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the 1993 Employee Plan.

Note N - Income Per Share

Income per share for the years ended December 31, 1996, 1995 and 1994 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common shares and common stock equivalents outstanding for the years ended December 31, 1996, 1995 and 1994 was 4,042,000, 4,029,000 and 3,947,000, respectively.


                                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                                                                    December 31, 1996
                                                                 (Thousands of dollars)






                                        Cost Capitalized         Gross Amount at                                   Life on Which
                         Initial Cost      Subsequent            Which Carried                                     Depreciation
                          to Company      to Acquisition       at Close of Period                                    in Latest
                          ----------      --------------       ------------------                                  Statements of
                                                                                                                     Operations
                               Bldgs.and    Improve- Carrying         Bldgs. and         Accumultd. Date of    Date      is
Description Encumbrances Land Improvements   ments    Costs   Land   Improvements  Total  Deprec. Construction Acq'd  Computed
----------- ------------ ---- ------------  -------  ------   ----   ------------  -----  ------- ------------ ------ --------
Office and
Manufacturing
Building -
Tempe, Arizona          $ 736  $ 3,734                       $ 736     $ 3,734    $ 4,470  $ 2,101   1977       1977   40 Years
                         -----  -------                     ------     -------    -------  -------
                         -----  -------                     ------     -------    -------  -------


Notes:

(1) For Federal income tax purposes at December 31, 1996, real estate was carried at a cost of $1,888,000.

(2) Reconciliation of "Real Estate and Accumulated Depreciation":




                                               Year Ended December 31,
                         1996                            1995                         1994
                -------------------------      --------------------------     -----------------------
                Investment    Accumulated      Investment     Accumulated     Investment  Accumulated
                  Amount      Depreciation      Amount        Depreciation      Amount    Depreciation
                  ------      ------------      ------        ------------      ------    ------------
Balance at
beginning of
year             $4,470        $2,050           $4,470           $1,999         $4,470      $1,948
Additions:
Depreciation
charged to
costs &
expenses                           51                                51                         51
                 ------        ------           ------           ------         ------      ------
Balance at end
of year          $4,470        $2,101           $4,470           $2,050         $4,470      $1,999
                 ------        ------           ------           ------         ------      ------
                 ------        ------           ------           ------         ------      ------



                                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              BF ENTERPRISES, INC. AND SUBSIDIARIES
                                                         December 31, 1996
                                                      (Thousands of dollars)


                                                                                                 Principal Amount
                                                                                                     of Loans
                                                                                                    Subject to
                                                                                                    Delinquent
                                                                                Face      Carrying   Principal   Balloon
                                                                              Amount of   Amount of    or      Payment at
Description                 Interest Rate  Final Maturity Date  Prior Liens   Mortgages   Mortgages  Interest   Maturity
-------------               -------------  -------------------- -----------   ---------   --------   --------   --------
First Mortgage:
Land and Land Development -
Tampa, Florida                    9%             1997             none           100        100        none       100
                                                                                ----       ----
                                                                                ----       ----


Notes:
(1)        Interest only until maturity.
(2) For Federal income tax purposes at December 31, 1996, mortgage loans on real estate was carried at a cost of $100,000.
(3)        Reconciliation of "Mortgage Loans on Real Estate":


                                                      Year Ended December 31,
                                                      -----------------------
                                            1996                1995             1994
                                            ----                ----             ----
Balance at beginning of year              $  732              $  886          $ 1,204
Additions during year:
 New mortgage loans                                              732
                                          ------              ------          -------
                                             732               1,618            1,204
Deductions during year:
  Collection of principal                    610                 886              318

  Loss from prepayment of principal           22
                                          ------              -------         -------
Balance at end of year                     $ 100               $ 732            $ 886
                                          ------             -------           ------
                                          ------             -------           ------

                                                                        24

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure.
                  ------------------------

         None.
                                PART III


         The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May 1997.

                                 PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  -------------------------------------------------------
                  Form 8-K.
                  --------

(a)      1.       Financial Statements

         The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 8 of this report:

                  Report of independent public accountants.

                  Consolidated statements of financial position at December 31, 1996 and 1995.

                  Consolidated statements of income for the years ended December 31, 1996, 1995 and 1994.

                  Consolidated statements of stockholders' equity for the years ended December 31, 1996, 1995 and 1994.

                  Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.

                  Notes to financial statements.

                  Selected quarterly financial data for the years ended December 31, 1996 and 1995 have not been included in the notes to the financial statements as they were not required.

                  Financial Statement Schedules:

                 III  - Real estate and accumulated depreciation
                  IV  - Mortgage loans on real estate

                  Schedules I, II and V have been omitted as they are inapplicable.

         (a)        3.     Exhibits

         Exhibit
         Number
         ------                      Description
                                     -----------

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

         *10.10b Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 - incorporated by reference to Exhibit 10.10b to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10.10c Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997.

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

         *10.12c Second Amendment of the registrant's Profit Sharing Plan, adopted March 31, 1995 - incorporated by reference to
                   Exhibit 10.12c to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

           10.16 Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant - incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            10.17 Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation - incorporated by reference to Exhibit 10.20 (a) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

            10.18  Guarantee, dated as of March 1, 1991, by the registrant
                   - incorporated by reference to Exhibit 10.20 (b) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

            10.19a Office Lease, dated as of March 26, 1990, between Bush
                   Street Limited Partnership, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.24 (a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

            10.19b Lease Extension Agreement, dated as of January 19, 1995, between JMB Group Trust IV, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.21 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            10.20 Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to
                   Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

            11     Statement re computation of per share earnings.

            21     Subsidiaries of the registrant.

--------------------------------------------


         * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b)      Reports on Form 8-K

         The registrant did not file any report on Form 8-K during the last quarter of the period covered by this report.




                                     SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               BF ENTERPRISES, INC.
                                                   (Registrant)



Date:  March 24, 1997                    By:       /s/ John M. Price
                                                 -----------------------
                                                     John M. Price
                                                     Senior Vice President,
                                                     General Counsel, Secretary
                                                     and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 1997                         By:  /s/ Brian P. Burns
                                                   ------------------------
                                                   Brian P. Burns
                                                   Chairman of the Board
                                                   of Directors, President
                                                   and Chief Executive
                                                   Officer
                                                  (Principal Executive Officer)


Date:  March 24, 1997                         By: /s/ Paul Woodberry
                                                 ---------------------------
                                                   Paul Woodberry
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   a Director
                                                  (Principal Financial Officer)


Date:  March 24, 1997                         By: /s/ Daniel S. Mason
                                                 ----------------------------
                                                   Daniel S. Mason, Director


Date:  March 24, 1997                         By: /s/ Ralph T. McElvenny, Jr.
                                                  -----------------------------
                                                  Ralph T. McElvenny, Jr.,
                                                  Director


Date:  March 24, 1997                         By:/s/ Charles E.F. Millard
                                                 ------------------------------
                                                  Charles E.F. Millard,
                                                  Director


Date:  March 24, 1997                         By:/s/ S. Douglas Post
                                                 ----------------------------
                                                  S. Douglas Post, Vice
                                                  President and Controller
                                                 (Principal Accounting Officer)


                             EXHIBIT INDEX

Exhibit                                                            Sequential
Number                                                            Page Numbers
------                                                             ------------


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

Exhibit                                                            Sequential
Number                                                             Page Number
------                                                             -----------


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

*10.10b Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 - incorporated by reference to Exhibit 10.10b to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.10c Second Amendment to Employment Agreement between the registrant
        and Brian P. Burns, dated as of January 1, 1997.                  36-37

*10.11 Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 - incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Exhibit                                                             Sequential
Number                                                              Page Number
------                                                              -----------

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

*10.12c Second Amendment of the registrant's Profit Sharing Plan, adopted
        March 31, 1995 - incorporated by reference to Exhibit 10.12c to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

 10.16 Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant - incorporated by reference to
        Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.17 Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation - incorporated by reference to Exhibit 10.20 (a) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

Exhibit                                                             Sequential
Number                                                              Page Number
------                                                              -----------


 10.18 Guarantee, dated as of March 1, 1991, by the registrant - incorporated by reference to Exhibit 10.20 (b) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

 10.19a Office Lease, dated as of March 26, 1990, between Bush Street
        Limited Partnership, as landlord, and the registrant, as tenant
        - incorporated by reference to Exhibit 10.24 (a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 10.19b Lease Extension Agreement, dated as of January 19, 1995, between
        JMB Group Trust IV, as landlord, and the registrant, as tenant
        - incorporated by reference to Exhibit 10.21 (b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.20 Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout
        Creek Properties, Inc., a wholly-owned subsidiary of the registrant
        - incorporated by reference to Exhibit 10.22 to the registrant's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 11     Statement re computation of per share earnings.                   38

 21     Subsidiaries of the registrant.                                   39

--------------------------------------------


    * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.