Form 10-Q
period 1997-03-31
BF ENTERPRISES INC
filed 1997-05-08
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                 ------------------------------------


                              FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1997:

             3,698,693 shares of $.10 par value Common Stock

                BF ENTERPRISES, INC. AND SUBSIDIARIES

                              I N D E X
                                                                      Page
                                                                      ----

PART I   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          -   Consolidated statements of financial position.............3

          -   Consolidated statements of income.........................4

          -   Consolidated statements of stockholders' equity ..........5

          -   Consolidated statements of cash flows ....................6

          -   Notes to financial statements ............................7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................10



PART II   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ..........................12

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                   (in thousands, except per share amounts)



                                                           March 31,     December 31,
                                                             1997           1996
                                                             ----           ----

ASSETS:
  Cash and cash equivalents                                $ 5,378         $ 5,098
  Marketable securities                                        153              40
  Receivables                                                   84             119
  Mortgage loans                                               153             100
  Real estate rental property, net of depreciation           2,357           2,369
  Real estate inventory held for current sale
   and land held for future development                     11,245          11,179
  Other real estate                                            132             132
  Lease contract receivable                                    481             363
  Other assets                                                 563             501
                                                           -------         -------
TOTAL ASSETS                                              $ 20,546        $ 19,901
                                                           -------         -------
                                                           -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                        $  2,137        $  2,141
  Subordinated debentures, unmatured                           805             805
                                                           -------         -------
  Total liabilities                                          2,942           2,946
                                                           -------         -------

  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,703,893 and 3,733,893 shares                         370             373
    Capital surplus                                         16,885          17,078
    Retained earnings (deficit)                                313            (532)
    Net unrealized gains from marketable equity securities      36              36
                                                           -------         -------
  Total stockholders' equity                                17,604          16,955
                                                           -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 20,546        $ 19,901
                                                           -------         -------
                                                           -------         -------

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)



                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                              1997            1996
                                                              ----            ----

Revenues:
  Real estate sales                                          $ 995         $   506
  Real estate rental income                                    457             454
  Interest and dividends                                        64              69
  Other                                                          6               5
                                                            ------          ------
                                                             1,522           1,034
                                                            ------          ------
Costs and Expenses:
  Cost of real estate sold                                     252             124
  Depreciation and amortization                                 24              26
  Interest on subordinated debentures                           14              14
  General and administrative                                   387             353
                                                            ------          ------
                                                               677             517
                                                            ------          ------
Income before income taxes                                     845             517
Provision for income taxes                                      --              --
                                                            ------          ------
Net income                                                   $ 845           $ 517
                                                            ------          ------
                                                            ------          ------
Net income per share                                         $ .21          $  .13
                                                            ------          ------
                                                            ------          ------


               The accompanying notes to financial statements
                    are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                               (in thousands)



                                                                 Three Months Ended
                                                                      March 31,
                                                                  1997          1996
                                                                  ----          ----

Common stock:

  Beginning of period                                          $   373       $   375

  Purchases of common stock - par value                             (3)           --
                                                               -------       -------
  End of period                                                $   370        $  375
                                                               -------       -------
                                                               -------       -------
Capital surplus:

  Beginning of period                                          $17,078       $17,208

  Purchases of common stock - excess over par value               (193)          (12)
                                                                -------       -------
  End of period                                                $16,885       $17,196
                                                               -------       -------
                                                               -------       -------

Retained earnings (deficit):

  Beginning of period                                           $ (532)      $(2,669)

  Net income                                                       845           517
                                                                ------       -------
  End of period                                                $   313       $(2,152)
                                                               -------       -------
                                                               -------       -------
Net unrealized gains from
marketable equity securities:

  Beginning of period                                         $     36      $    (47)

  Gain during period                                                --           149
                                                               -------       -------
  End of period                                               $     36      $    102
                                                               -------       -------
                                                               -------       -------


                   The accompanying notes to financial statements
                      are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)


                                                                        Three Months Ended
                                                                              March 31,
                                                                        -------------------
                                                                        1997            1996
                                                                        ----            ----

Cash flows from operating activities:
  Net income                                                         $    845      $    517
  Adjustments to reconcile net income to net cash provided or used by operating activities:
      Gains from sales of real estate                                    (743)         (382)
      Net cash proceeds from sales of real estate                         583           340
      Real estate development costs                                      (293)          (68)
      Reimbursement of real estate development costs                      311           190
      Changes in certain assets and liabilities:
       Decrease (increase) in receivables                                  35           (53)
       Increase in lease contract receivable                             (118)          (91)
       Decrease in payables and accrued liabilities                        (8)         (216)
       Other, net                                                          50          (199)
                                                                      -------       -------
       Total adjustments to net income                                   (183)         (479)
                                                                      -------       -------
       Net cash provided  by operating activities                         662            38

Cash flows from investing activities:
  Purchases of marketable securities                                     (113)           --
                                                                       -------       -------
   Net cash used by investing activities                                 (113)           --

Cash flows from financing activities:
  Reductions in subordinated debentures                                   (73)         (114)
  Purchases of the Company's common stock                                (196)          (12)
                                                                       -------       -------
   Net cash used by financing activities                                 (269)         (126)
                                                                       -------       -------

Net increase (decrease) in cash and cash equivalents                      280           (88)
Cash and cash equivalents at beginning of period                        5,098         4,668
                                                                       -------       -------
Cash and cash equivalents at end of period                            $ 5,378       $ 4,580
                                                                       ------        -------
                                                                       ------        -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest (net of amount capitalized) $   14       $    14
                                                                       ------       -------
                                                                       ------       -------


                 The accompanying notes to financial statements
                     are an integral part of these statements.

                 BF ENTERPRISES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc.
(the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended
December 31, 1996.

Note B - New Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the three months and year ended December 31, 1997.
Had the provisions of SFAS 128 been applied to the Company's results of operations for the three months ended March 31, 1997 and 1996, the Company's basic earnings per share would have been $.23 and $.14 per share, respectively, and its diluted earnings per share would have been $.21 and $.13 per share, respectively.

Note C - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1996, contractual rental revenues from the lease with Bank One are projected as follows:

                    1997                  $1,628,000
                    1998                   1,707,200
                    1999                   1,826,000

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




                    2000                   1,848,000
                    2001                   1,936,000
                    2002 and after         6,239,200

On January 1, 1996, as required by generally accepted accounting principles, the Company began amortizing on a straight-line basis (1) income from the new lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

Note D - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 552 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $11,245,000 at March 31, 1997 and $11,179,000 at December 31, 1996, which the Company believes was less than their fair value.

Note E - Income Taxes

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

At March 31, 1997, the Company had available for federal income tax purposes unused operating loss carryfowards of approximately $10,500,000.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 1997, the Company purchased 30,000 shares of its common stock for an aggregate amount of $196,000. During the three months ended March 31, 1997, the Company purchased 2,400 shares of its common stock for an aggregate amount of $12,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.

Results of Operations
---------------------

   Net income of $845,000 and $517,000 in the three months ended March 31, 1997 and 1996 respectively, included gains of $743,000 and $382,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. The Company sold 79 developed residential lots at Meadow Pointe during the three months ended March 31, 1997, which represented a 44% increase over the number of lots sold during the same period of 1996. In the 1997 period, the Company also sold a two-acre church site and a one-acre day care center site at Meadow Pointe.

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

   Interest and dividends from investments accounted for $64,000 and $69,000 of revenues in the three months ended March 31, 1997 and 1996, respectively. The decrease in 1997 was due to a slight decline in yield on the Company's investments.

   General and administrative expenses in the three months ended March 31, 1997 were $34,000 higher than in the comparable period in 1996, due principally to higher employee compensation expenses and higher professional fees.

Liquidity and Capital Resources
-------------------------------

   At March 31, 1997 the Company held $5,531,000 in cash, cash equivalents and marketable securities as compared to $2,942,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be financed with funds raised from capital improvement revenue bonds issued by the two community development districts and cash generated from operations and cash and cash equivalents on hand.

                     PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

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

                                     BF ENTERPRISES, INC.
                                     (Registrant)


Date:  May  7, 1997                  /s/ John M. Price
                                     ---------------------------
                                     John M. Price
                                     Senior Vice President,
                                     Secretary, Treasurer and
                                     General Counsel
                                     (Duly Authorized Officer)


Date:  May  7, 1997                  /s/ S. Douglas Post
                                     ---------------------------
                                     S. Douglas Post
                                     Vice President and Controller
                                     (Principal Accounting Officer)