Form 10-Q/A
period 1997-06-30
BF ENTERPRISES INC
filed 1997-08-05
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                   ------------------------------------


                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to __________________

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

                    ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1997:

              3,697,293 shares of $.10 par value Common Stock

                    BF ENTERPRISES, INC. AND SUBSIDIARIES

                                 I N D E X


PART I       FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

  Item 1.    Financial Statements

             -   Consolidated statements of financial position...........3

             -   Consolidated statements of income.......................4

             -   Consolidated statements of stockholders' equity ........5

             -   Consolidated statements of cash flows ..................6

             -   Notes to financial statements ..........................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................10



PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K .........................12

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              --------------------

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                     (in thousands, except per share amounts)



                                                                 June 30,           December 31,
                                                                   1997                 1996
                                                                   ----                 ----



ASSETS:
  Cash and cash equivalents                                     $ 5,573               $ 5,098
  Marketable securities                                             167                    40
  Receivables                                                       138                   119
  Mortgage loans                                                     --                   100
  Real estate rental property, net of depreciation                2,344                 2,369
  Real estate inventory held for current sale
   and land held for future development                          11,965                11,311
  Lease contract receivable                                         474                   363
  Other assets                                                      539                   501
                                                                -------               -------
TOTAL ASSETS                                                   $ 21,200              $ 19,901
                                                               --------              --------
                                                               --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                             $  2,097              $  2,141
  Subordinated debentures, unmatured                                801                   805
                                                               --------              --------
  Total liabilities                                               2,898                 2,946
                                                               --------              --------

  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,698,893 and 3,733,893 shares                             370                    373
    Capital surplus                                             16,853                 17,078
    Retained earnings (deficit)                                  1,029                   (532)
    Net unrealized gains from marketable equity securities          50                     36
                                                               -------               --------
  Total stockholders' equity                                    18,302                 16,955
                                                               -------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 21,200               $ 19,901
                                                               -------               --------
                                                               -------               --------


                     The accompanying notes to financial statements
                        are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (in thousands, except per share amounts)



                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                   ---------------            --------------
                                                 1997          1996          1997         1996
                                                 ----          ----          ----         ----


Revenues:
  Real estate sales                            $ 875          $ 751       $ 1,870      $ 1,257
  Real estate rental income                      463            454           920          908
  Interest and dividends                          73             67           137          136
  Other                                            2              5             8           10
                                               -----          -----         -----        -----
                                               1,413          1,277         2,935        2,311
                                               -----          -----         -----        -----
Costs and Expenses:
  Cost of real estate sold                       200            276           452          400
  Depreciation and amortization                   25             24            49           50
  Interest on subordinated debentures             14             16            28           30
  General and administrative                     458            358           845          711
                                               -----          -----         -----        -----
                                                 697            674         1,374        1,191
                                               -----          -----         -----        -----
Income before income taxes                       716            603         1,561        1,120
Provision for income taxes                        --             --            --           --
                                               -----          -----         -----        -----
Net income                                     $ 716         $  603       $ 1,561       $1,120
                                               -----          -----         -----       ------
                                               -----          -----         -----       ------

Net income per share                           $ .17         $  .15        $  .38       $  .28
                                               -----         ------        ------       ------
                                               -----         ------        ------       ------


                  The accompanying notes to financial statements
                       are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (in thousands)


                                                                     Six Months Ended
                                                                          June 30,
                                                                      ---------------
                                                                    1997              1996
                                                                    ----              ----


Common stock:
  Beginning of period                                            $   373           $   375
  Purchases of common stock - par value                               (3)               --
                                                                  ------            ------
  End of period                                                  $   370           $   375
                                                                  ------            ------
                                                                  ------            ------
Capital surplus:
  Beginning of period                                            $17,078           $17,208
  Purchases of common stock - excess over par value                 (225)              (27)
                                                                  ------            ------
  End of period                                                  $16,853           $17,181
                                                                  ------            ------
                                                                  ------            ------
Retained earnings (deficit):
  Beginning of period                                            $  (532)          $(2,669)
  Net income                                                       1,561             1,120
                                                                  ------            ------
  End of period                                                  $ 1,029           $(1,549)
                                                                  ------            ------
                                                                  ------            ------

Net unrealized gains (losses) from marketable equity securities:
  Beginning of period                                            $    36           $   (47)
  Gain during period                                                  14                40
                                                                  ------            ------
  End of period                                                  $    50            $   (7)
                                                                  ------            -------
                                                                  ------            -------



                  The accompanying notes to financial statements
                     are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (in thousands)


                                                                           Six Months Ended
                                                                               June 30,
                                                                           ----------------
                                                                           1997         1996
                                                                           ----         ----


Cash flows from operating activities:
  Net income                                                            $ 1,561      $ 1,120
  Adjustments to reconcile net income to net cash provided or used by operating activities:
     Gains from sales of real estate                                     (1,418)        (857)
     Net cash proceeds from sales of real estate                          1,174          851
     Real estate development costs                                         (725)        (523)
     Reimbursement of real estate development costs                         542          165
     Changes in certain assets and liabilities:

      Decrease (increase)  in receivables                                   (19)          14
      Increase in lease contract receivable                                (111)        (181)
      Increase (decrease) in payables and accrued liabilities                73         (346)
      Other, net                                                           (140)        (219)
                                                                          -----        -----
     Total adjustments to net income                                       (624)      (1,096)
                                                                          -----        -----
     Net cash provided by operating activities                              937           24

Cash flows from investing activities:
  Purchases of marketable securities                                       (113)          --
                                                                          -----        -----
     Net cash used by investing activities                                 (113)          --

Cash flows from financing activities:
  Reductions in subordinated debentures                                    (121)        (282)
  Purchases of the Company's common stock                                  (228)         (27)
                                                                          -----       ------
     Net cash used by financing activities                                 (349)        (309)
                                                                          -----       ------

Net increase (decrease) in cash and cash equivalents                        475         (285)
Cash and cash equivalents at beginning of period                          5,098        4,668
                                                                          -----       ------
Cash and cash equivalents at end of period                              $ 5,573      $ 4,383
                                                                          -----       ------
                                                                          -----       ------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest (net of amount capitalized)  $    28      $    28
                                                                         ------       ------
                                                                         ------       ------


                   The accompanying notes to financial statements
                       are an integral part of these statements.

                 BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996


Note B - New Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the three months and year endedDecember 31, 1997. Had the provisions of SFAS 128 been applied to the Company's results of operations for the three months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been $.19 and $.16 per share, respectively, and its diluted earnings per share would have been $.17 and $.15 per share, respectively. For the six months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been $.42 and $.30 per share, respectively, and its diluted earnings per share would have been $.38 and $.28 per share, respectively.

                BF ENTERPRISES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note C - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1996, contractual rental revenues from the lease with Bank One are projected as follows:

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


Note D - Real Estate Inventory Held for Current Sale and Land
          Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 537 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $11,965,000 at June 30, 1997 and $11,311,000 at
December 31, 1996, which the Company believes was less than their fair value.

                BF ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note E - Income Taxes

In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed. On May 30, 1997, the Court granted the FTB's motion for summary judgment and dismissed the Company's action. The Company intends to appeal the judgment. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.

At June 30, 1997, the Company had available for federal income tax purposes unused operating loss carry forwards of approximately $10,400,000.


Note F- Stockholders' Equity

From time to time the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 1997, the Company purchased 35,000 shares of its common stock for an aggregate amount of $228,000. During the six months ended June 30, 1996, the Company purchased 5,200 shares of its common stock for an aggregate amount of $27,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.
              ----------------------------------------------


Results of Operations
---------------------

   Net income of $716,000 and $1,561,000, respectively, in the three months and six months ended June 30, 1997, included gains of $675,000 and $1,418,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and six months ended June 30, 1996, net income was $603,000 and $1,120,000 and included gains of $475,000 and $857,000, respectively, from sales of Meadow Pointe property. The Company sold 149 developed residential lots at Meadow Pointe during the six months ended June 30, 1997, which represented a 6% increase over the same period of 1996.

   Meadow Pointe sales results for the six months ended June 30, 1997 included aggregate revenue and cost of $274,000 and $166,000, respectively, for a two-acre church site, a one-acre day care center site and a model home. There were no such revenues or costs in the comparable 1996 period.

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

   Interest and dividends from investments accounted for $73,000 and $137,000 of revenues in the three months and six months ended June 30, 1997, respectively, and $67,000 and $136,000 in the comparable periods in 1996. The increase in 1997 was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months and six months ended June 30, 1997 were, respectively, $100,000 and $134,000 higher than in the comparable periods in 1996, due principally to higher employee compensation and benefits expenses and professional fees.

Liquidity and Capital Resources
--------------------------------

   At June 30, 1997, the Company held $5,740,000 in cash, cash equivalents and marketable securities as compared to $2,898,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market (see Note F of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be financed primarily through the issuance of capital improvement revenue bonds by a community development district, cash generated from operations and cash and cash equivalents on hand.

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

                                           BF ENTERPRISES, INC.
                                           (Registrant)


Date:   August 5, 1997                     /s/ John M. Price
                                           -------------------------
                                           John M. Price
                                           Senior Vice President,
                                           Secretary, Treasurer and
                                           General Counsel
                                           (Duly Authorized Officer)


Date:   August 5, 1997                     /s/ S. Douglas Post
                                           --------------------------
                                           S. Douglas Post
                                           Vice President and Controller
                                           (Principal Accounting Officer)