Form 10-Q
period 1997-09-30
BF ENTERPRISES INC
filed 1997-11-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                    ------------------------------------

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1997:

               3,670,193 shares of $.10 par value Common Stock

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

             -   Consolidated statements of income .........................4

             -   Consolidated statements of stockholders' equity ...........5

             -   Consolidated statements of cash flows .....................6

             -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................10



PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K ............................12

                           PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                  (in thousands, except per share amounts)


                                                September 30,    December 31,
                                                    1997             1996
                                                    ----             ----

ASSETS:
  Cash and cash equivalents                        $ 5,694         $  5,098
  Marketable securities                                184               40
  Receivables                                           89              119
  Mortgage loans                                        --              100
  Real estate rental property, net of depreciation   2,331            2,369
  Real estate inventory held for current sale
   and land held for future development             12,127           11,311
  Lease contract receivable                            560              363
  Other assets                                         514              501
                                                  --------         --------
TOTAL ASSETS                                      $ 21,499         $ 19,901
                                                  --------         --------
                                                  --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                $  1,652         $  2,141
  Subordinated debentures, unmatured                   801              805
                                                    -------          -------
   Total liabilities                                 2,453            2,946
                                                    -------          -------

  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
       3,692,293 and 3,733,893 shares                  369              373
    Capital surplus                                 16,798           17,078
    Retained earnings (deficit)                      1,812             (532)
    Net unrealized gains from marketable
     equity securities                                  67               36
                                                  --------         --------
  Total stockholders' equity                        19,046           16,955
                                                  --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 21,499         $ 19,901
                                                  --------         --------
                                                  --------         --------



              The accompanying notes to financial statements
                are an integral part of these statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (in thousands, except per share amounts)


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    1997         1996        1997        1996
                                    ----         ----        ----        ----

Revenues:
 Real estate sales                 $ 749      $   581     $ 2,619     $ 1,838
 Real estate rental income           461          457       1,381       1,365
 Interest and dividends               78           69         215         205
 Other                                 2            2          10          12
                                   -----        -----       -----       -----
                                   1,290        1,109       4,225       3,420
                                   -----        -----       -----       -----
Costs and Expenses:
 Cost of real estate sold             86          239         538         639
 Depreciation and amortization        23           24          72          74
 Interest on subordinated debentures  14           14          42          44
 General and administrative          384          371       1,229       1,082
                                   -----        -----       -----       -----
                                     507          648       1,881       1,839
                                   -----        -----       -----       -----
Gross profit                         783          461       2,344       1,581
Gains from securities                 --           94          --          94
                                   -----       ------       -----       -----
Income before income taxes           783          555       2,344       1,675
Provision for income taxes            --           --          --          --
                                   -----       ------      ------      ------
Net income                         $ 783       $  555      $2,344      $1,675
                                   -----       ------      ------      ------
                                   -----       ------      ------      ------
Net income per share               $ .19       $  .14      $  .57      $  .42
                                   -----       ------      ------      ------
                                   -----       ------      ------      ------

                The accompanying notes to financial statements
                    are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                           (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                       1997              1996
                                                       ----              ----
Common stock:
  Beginning of period                               $   373           $   375
  Purchases of common stock - par value                  (4)               --
                                                    -------           -------
  End of period                                     $   369            $  375
                                                    -------           -------
                                                    -------           -------
Capital surplus:
  Beginning of period                               $17,078           $17,208
  Purchases of common stock - excess over par value    (280)              (45)
  Purchase of stock option                               --               (11)
                                                    -------           -------
  End of period                                     $16,798           $17,152
                                                    -------           -------
                                                    -------           -------
Retained earnings (deficit):
  Beginning of period                               $  (532)          $(2,669)
  Net income                                          2,344             1,675
                                                    -------           -------
  End of period                                    $  1,812           $  (994)
                                                    -------           -------
                                                    -------           -------
Net unrealized gains (losses) from
marketable equity securities:

    Beginning of period                            $     36          $    (47)
    Gain during period                                   31                86
                                                    -------           -------
    End of period                                  $     67          $     39
                                                    -------           -------
                                                    -------           -------



                 The accompanying notes to financial statements
                     are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        ------------------

                                                       1997            1996
                                                       ----            ----
Cash flows from operating activities:
 Net income                                       $   2,344        $  1,675
 Adjustments to reconcile net income to net
  cash provided or used by operating activities:
   Gains from sales of real estate                   (2,081)         (1,199)
   Gains from securities                                 --             (94)
   Net cash proceeds from sales of real estate        1,577           1,244
   Real estate development costs                       (758)           (758)
   Reimbursement of real estate development costs       673             219
   Mortgage loan payments                               100             610
   Changes in certain assets and liabilities:
    Decrease in receivables                              30              71
    Increase in lease contract receivable              (197)           (151)
    Increase (decrease) in payables and
     accrued liabilities                                 24            (309)
    Other, net                                         (202)           (194)
                                                      -----           -----
    Total adjustments to net income                    (834)           (561)
                                                      -----           -----
    Net cash provided by operating activities         1,510           1,114

Cash flows from investing activities:
 Proceeds from sales and maturities of marketable
  securities                                             --             675
 Purchases of marketable securities                    (113)             --
                                                      -----           -----
    Net cash provided (used) by investing activities   (113)            675

Cash flows from financing activities:
 Reductions in subordinated debentures                 (517)           (372)
 Purchases of the Company's common stock               (284)            (45)
 Other                                                   --             (11)
                                                      -----           -----
    Net cash used by financing activities              (801)           (428)
                                                      -----           -----

Net increase in cash and cash equivalents               596           1,361
Cash and cash equivalents at beginning of period      5,098           4,668
                                                      -----           -----
Cash and cash equivalents at end of period          $ 5,694         $ 6,029
                                                      -----           -----
                                                      -----           -----

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $    42         $    44
                                                      -----            -----
                                                      -----            -----


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

Note B - New Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS 128 during the three months and year ended December 31, 1997. Had the provisions of SFAS 128 been applied to the Company's results of operations for the three months ended September 30, 1997 and 1996, the Company's basic earnings per share would have been $.21 and $.15 per share, respectively, and its diluted earnings per share would have been $.19 and $.14 per share, respectively. For the nine months ended September 30, 1997 and 1996, the Company's basic earnings per share would have been $.63 and $.45 per share, respectively, and its diluted earnings per share would have been $.57 and $.42 per share, respectively.

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

                              1997           $1,628,000
                              1998            1,707,200
                              1999            1,826,000
                              2000            1,848,000
                              2001            1,936,000
                              2002 and after  6,239,200

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


Note D - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 522 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $12,127,000 at September 30, 1997 and $11,311,000 at December 31, 1996, which the Company believes was less than their fair value.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note E - Income Taxes

In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed. On May 30, 1997, the Court granted the FTB's motion for summary judgment and dismissed the Company's action. The Company has filed an appeal of the judgment with a California Court of Appeal. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.

At September 30, 1997, the Company had available for federal income tax purposes unused operating loss carry forwards of approximately $10,300,000.

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 1997, the Company purchased 41,600 shares of its common stock for an aggregate amount of $284,000. During the nine months ended September 30, 1996, the Company purchased 7,800 shares of its common stock for an aggregate amount of $45,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.
              ----------------------------------------------


Results of Operations
---------------------

   Net income of $783,000 and $2,344,000, respectively, in the three months and nine months ended September 30, 1997, included gains of $663,000 and $2,081,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and nine months ended September 30, 1996, net income was $555,000 and $1,675,000 and included gains of $342,000 and $1,199,000, respectively, from sales of Meadow Pointe property. The Company sold 221 developed residential lots at Meadow Pointe during the nine months ended September 30, 1997, which represented a 7% increase over the same period of 1996.

     Meadow Pointe sales results for the nine months ended September 30, 1997 included aggregate revenue and cost of $232,000 and $151,000, respectively, for a two-acre church site, a one-acre day care center site and a model home. There were no such revenues or costs in the comparable 1996 period.

   The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. As set forth in prior reports, it is the Company's practice to review periodically these revenue and cost estimates and make cumulative adjustments to reflect any revised estimates. Accordingly, the sharp decline in cost of real estate sold in the three months and nine months ended September 30, 1997, from those costs in the comparable 1996 periods, and the related reduction in cost of real estate sold as a percentage of real estate sales, is primarily the result of cumulative adjustments the Company made in 1997 to reflect changes in its revenue and cost estimates. Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

   Interest and dividends from investments accounted for $78,000 and $215,000 of revenues in the three months and nine months ended September 30, 1997, respectively, and $69,000 and $205,000 in the comparable periods in 1996.
The increase in 1997 was due to higher interest rates and an increase in the amount of funds available for investment.

   General and administrative expenses in the nine months ended September 30, 1997 were $147,000 higher than in the comparable period in 1996, due principally to higher employee compensation and benefits expenses and professional fees.

Liquidity and Capital Resources
-------------------------------

   At September 30, 1997 the Company held $5,878,000 in cash, cash equivalents and marketable securities as compared to $2,453,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock primarily in the open market (see Note F of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be financed through bank borrowings, the issuance of capital improvement revenue bonds by a community development district, cash generated from operations and cash and cash equivalents on hand.

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

                                    BF ENTERPRISES, INC.
                                    (Registrant)


Date:   November 13, 1997           /s/ John M. Price
                                    -------------------------------
                                    John M. Price
                                    Senior Vice President,
                                    Secretary, Treasurer and
                                    General Counsel
                                    (Duly Authorized Officer)


Date:   November 13, 1997           /s/ S. Douglas Post
                                    --------------------------------
                                    S. Douglas Post
                                    Vice President and Controller
                                    (Principal Accounting Officer)