Form 10KSB40
period 1997-12-31
BF ENTERPRISES INC
filed 1998-03-31
CIK 814856

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission file number 0-15932

                               BF ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                              94-3038456
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)


 100 Bush Street, Suite 1250, San Francisco, CA                      94104
 (Address of principal executive offices)                         (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                           $.10 Par Value Common Stock
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                              -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ending December 31, 1997, were $5,606,000.

As of February 27, 1998, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $16,586,979 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,737,165 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of February 27, 1998, there were outstanding 3,660,293 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 1998, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

                       Exhibit Index begins on page 32

                                  PART I


Item 1.   Business.
          --------

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 220,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 1997, the Company's assets also included approximately $4.3 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project and payment of principal and interest on subordinated debentures and other obligations.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 1998, the Company owned approximately 497 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 1,470 lots, consisting of approximately 310 acres, to six homebuilders and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and, in 1997, sold a two-acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,750 single family homes, 1,500 multifamily residential units and 61.5 acres of commercial facilities.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 297 lots in 1997, 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992, and sold 43 lots in the first two months of 1998, for prices ranging from approximately $21,000 to $45,000. The homebuilders currently are offering finished houses at base prices ranging from approximately $90,000 to $250,000.

         The Company is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect that it or any subsidiary or affiliate will engage in the construction of houses on finished lots. In March 1991, the Company entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning and managing, and advising the Company with respect to, the development of Meadow Pointe, including the sale of single family lots and multifamily and commercial parcels.

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through March 1997, the two community development districts issued an aggregate $60.7 million of capital improvement revenue bonds. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. In February 1998, the Company received a bank commitment providing for a $2 million revolving credit facility which may be used to finance such improvements in certain parcels within one of the districts. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders.

         The Company currently anticipates that $10 million of additional capital will be required to finance the acquisition of property and the construction of roads, utilities and other infrastructure systems within the project. There can be no assurance that this additional capital will be available, either from the issuance of capital improvement revenue bonds or other financing sources.

         In the first quarter of 1997, the Company listed for sale with a large national real estate brokerage firm approximately 55 acres of commercial property. There were no offers received on terms acceptable to the Company, for all or any part of the property listed. The listing expired on February 1998 and was not extended. The Company and Devco have assumed marketing responsibility for the commercial property.

         Commercial Building in Tempe. The Company owns a 220,000 square foot commercial building, with approximately 900 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Rental of the entire premises commenced January 1, 1996. The Company previously had executed a lease amendment with the original tenant, under the terms of which that lease was terminated 33 months before the original lease expiration date. In 1995, the Company's rental income from the Tempe building, which had been $505,000 annually under the original lease, was reduced to $349,000, exclusive of certain costs of approximately $153,000 related to the new lease arrangements.
On January 1, 1996, when Bank One began paying rent on the entire building, base rents due under the new lease increased to: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000 in 2000; $1,936,000
in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000 in 2004; and
$330,000 for the two months ending February 28, 2005, when the original lease term ends. During that period, the Company will amortize income from the lease on a straight-line basis, as required by generally accepted accounting principles. Accordingly, in 1996 and 1997 the Company reported - and in each of the remaining seven years of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The lease also provides for two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

         Other Real Estate. The Company also owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee of which 15 acres is zoned high density residential and 6 acres is zoned commercial.

         In the last quarter of 1997 the Company formed a new subsidiary to make an initial investment of $300,000, as a member of a limited liability company, in the construction and ownership of 130 four bedroom townhome units to be located at the University of North Carolina at Charlotte, North Carolina.

Foreign Operations
------------------

         The Company has no foreign operations and has no material assets in foreign countries. A wholly owned foreign subsidiary holds 22% of the common stock of Trout Creek Development Corporation, a Delaware corporation, the Company's development subsidiary.

Employees
---------

         Currently, the Company has seven employees.

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

         Development of the Meadow Pointe project will take several more years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company, the strength of the general economy and employment growth in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. During 1996 and 1997 construction began at several other residential projects in the same market area as Meadow Pointe, along or near County Road 581. These new projects may have an adverse impact on the rate of lot sales at Meadow Pointe or lot prices, or both.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell or develop its Nashville property when local conditions warrant.


Other Information
-----------------

         The Company's current business constitutes a single business segment, real estate, consisting of several properties. Financial and other information relating to the Company's operations by industry segments for the past three years is, therefore, omitted. See the Company's Consolidated Financial Statements.

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

Item 2.  Properties.
         ----------

         The Company leases its headquarters office space, consisting of approximately 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 1999, with a three-year renewal option. The Company believes this office space is adequate for its current needs.

Item 3.  Legal Proceedings.
         -----------------

         In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed. On May 30, 1997, the Court granted the FTB's motion for summary judgement and dismissed the Company's action. The Company has filed an appeal of the judgement with a California Court of Appeal. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.

         In September 1995, a subsidiary of the Company was served as a defendant in an action filed in the U.S. District Court for the Eastern District of Pennsylvania. The suit arises out of the death of a person who fell from a mobile passenger lounge at the Mexico City International Airport in 1993. The plaintiff alleges, among other things, that the mobile lounge was manufactured and sold by a predecessor of the Company's subsidiary. That alleged predecessor sold all of its assets and business to a third party in 1975. In November 1997, the Court granted summary judgement to the Company's subsidiary. After the Court denied plaintiff's motion for reconsideration, the plaintiff filed an appeal which is now pending in the United States Court of Appeals for the Third Circuit. No schedule has been established for the filing of briefs.

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

                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System
tier of The Nasdaq Stock Market under the symbol "BFEN".   On March 12, 1998,
there were approximately 650 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 1997 and 1996, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:



                          Bid Quotations
                          --------------

          1997                 High                   Low
          ----                 ----                   ----

       1st Quarter           $6 1/2                  $6 1/4
       2nd Quarter            8 1/4                   6 1/2
       3rd Quarter            8 1/4                   8
       4th Quarter            8 1/4                   8 1/4


          1996                 High                   Low
          ----                 ----                   ----

       1st Quarter           $5 1/4                  $4 3/4
       2nd Quarter            6 3/4                   4 3/4
       3rd Quarter            6 3/4                   6 1/4
       4th Quarter            6 1/4                   6 1/4


         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 1997 or 1996, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for payment of subordinated debentures, real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:


                                                           Year ended December 31,
                                           ------------------------------------------------------------
                                                    1997       1996     1995     1994    1993
                                                    ----       ----     ----     ----    ----
                                                  (in thousands, except per share amounts)

Income statement data:
  Revenues                                        $5,606    $ 4,559  $ 3,550  $ 3,883  $ 3,854
  Income before income taxes                       2,980      2,137      477    1,608    2,103
  Net income                                       3,079      2,137      445    1,608    2,103
  Net income per share:
     Basic                                           .83        .57      .12      .43      .55
     Diluted                                         .75        .53      .11      .41      .54
 Weighted average common shares outstanding        3,697      3,746    3,788    3,782    3,819
 Weighted average equivalents outstanding            381        296      241      165       76
 Weighted average common stock
    and equivalents outstanding                    4,078      4,042    4,029    3,947    3,895
Balance sheet data
(at end of period):
  Total assets                                   $21,842    $19,901  $18,521  $20,446  $26,484
  Subordinated debentures, unmatured                 719        805      817      817    5,770
  Stockholders' equity                            19,592     16,955   14,867   14,625   13,207
  Stockholders' equity per
    share (diluted) (1)                             5.12       4.36     3.84     3.74     3.37




Note:  (1)  Calculation of diluted stockholders' equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

Results of Operations for the Three Years Ended December 31, 1997
-----------------------------------------------------------------

         During the years ended December 31, 1997, 1996 and 1995, the Company realized net income of $3,079,000, $2,137,000 and $445,000, respectively. The increase in net income from 1996 to 1997 was primarily the result of higher gains from sales of residential lots and other real estate at the Company's Meadow Pointe project near Tampa, Florida. Net income was substantially higher in 1996 than in 1995 due principally to a significant increase in rental income from the Company's Tempe, Arizona property.

         Results for the years 1997, 1996 and 1995 included gains from sales of lots within Meadow Pointe of $2,662,000, $1,575,000 and $1,415,000,
respectively, on sales to homebuilders of 297 lots in 1997, 269 lots in 1996 and 211 lots in 1995. The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Consolidated Financial Statements). As set forth in prior reports, it is the Company's practice to review periodically these revenue and cost estimates and make cumulative adjustments to reflect any revised estimates. Accordingly, the decline in cost of real estate sold in 1997 from those costs in 1996 and 1995, and the related reduction in cost of real estate sold as a percentage of real estate sales, is primarily the result of cumulative adjustments the Company made in 1997 to reflect changes in its revenue and cost estimates. Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         In addition to gains from Meadow Pointe residential lot sales, results for 1997 included aggregate gains of $79,000 from sales of a two-acre church site, a one-acre day care center site and a model home, all within the Meadow Pointe project, and a lot in a residential development adjacent to Meadow Pointe. Real estate sales in 1997 also included a gain of $61,000 from the sale of a half acre of raw land in Nashville, Tennessee. Real estate sales in 1995 included net revenue of $756,000 from the sale of a commercial building and underlying property in Edina, Minnesota, in addition to Meadow Pointe lot sales. The cost of the Edina real estate sold was $792,000. Results for 1995 also included aggregate gains of $11,000 from sales of lots in the residential development adjacent to Meadow Pointe and a model home within the Meadow Pointe project. There were no such gains in 1996.

         Real estate leasing income in each of 1996 and 1997 was more than five times what it was in 1995, primarily as a result of the execution of a new lease of the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). Due to this change, annual rental income from the Tempe property increased to $1,815,000 in both 1996 and 1997, from $349,000 in 1995. The
Company incurred costs during 1995 for property taxes, insurance and certain other operating expenses related to the new lease of the Tempe property of $153,000 which it has not incurred subsequently. These costs were included in operating expenses during 1995 and accounted for operating expenses that were three and four times their 1996 and 1997 levels, respectively. Depreciation and amortization expense increased in 1996 and 1997 due to the amortization of a commission related to the new lease, which commenced on March 1, 1995.

         Interest and dividends from investments in the years 1997, 1996 and 1995 has varied with the amount of funds available for investment.

         General and administrative expenses charged against income were $353,000 greater in 1997 than in 1996, and $168,000 greater in 1996 than in 1995. The higher expenses in 1997 and 1996 were due principally to higher employee compensation and benefits expenses and professional fees. Employee compensation expenses capitalized against Tampa, Florida real estate in the years ended December 31, 1997, 1996 and 1995 were $77,000, $108,000 and
$125,000, respectively, representing 8%, 12% and 17%, respectively, of total compensation for those years. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time to the Meadow Pointe project.

         In 1996 the Company realized gains of $94,000 from sales of a marketable equity security. The Company had losses of $8,000 in 1995 from sales of government securities in periods of rising interest rates. There were no such gains or losses in 1997.

         The $99,000 benefit for state income taxes in 1997 resulted from the reversal of prior years' state income tax provisions including the $32,000 state income tax provision recorded in 1995.

Liquidity and Capital Resources
-------------------------------

         During the year ended December 31, 1997, cash and cash equivalents decreased by $1,060,000. This decrease was due principally to reductions in the Company's subordinated debentures, investments in marketable securities and in a limited liability company and purchases of the Company's common stock. At December 31, 1997, the Company held $4,318,000 in cash, cash equivalents and marketable securities as compared to $2,250,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock in the open market (see Note L of Notes to Consolidated Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through March 1997, two community development districts encompassing the Meadow Pointe project issued approximately $60.7 million of capital improvement revenue bonds. In February 1998 the Company received a bank commitment providing for a $2 million revolving credit facility. This facility may be used to develop residential lots in certain portions of one of the community development districts. The Company currently anticipates the need for approximately $10 million of additional financing by that district.
The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe (see Note H of Notes to Financial Statements). There can be no assurance that additional financing will be available. At December 31, 1997, real estate inventory held for current sale and land held for future development was $2,350,000 greater than at December 31, 1996, as a result of the capitalization of various costs including bond assessments by the two community development districts.

         The Company intends to pay for its future expenditures at Meadow Pointe, except for those expenditures covered by its revolving credit facility, and its other operating expenses (including those related to debenture payments) with (i) cash generated from sales of property within Meadow Pointe and its other operations, and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures. Moreover, there can be no assurance that the amounts currently projected will be sufficient to develop the long-term Meadow Pointe project.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements Covered by Report of Independent Public
Accountants

                                                                                                 Page
                                                                                                -----

Report of independent public accountants......................................................... 10

Consolidated statements of financial position at December 31, 1997 and 1996 ........................................................................................ 11

Consolidated statements of income for the years ended December 31,
1997, 1996 and 1995 ............................................................................. 12

Consolidated statements of stockholders' equity for the years ended
December 31, 1997, 1996 and 1995 ................................................................ 13

Consolidated statements of cash flows for the years ended December 31,
1997, 1996 and 1995 ............................................................................. 14

Notes to consolidated financial statements ................................................... 15-23

Schedule III - Real estate and accumulated depreciation at
December 31, 1997................................................................................ 24





                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated statements of financial position of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


San Francisco, California
February 17, 1998

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (in thousands, except per share amounts)


                                                                      December 31,
                                                                      ------------
                                                                 1997              1996
                                                                 ----              ----
ASSETS:
  Cash and cash equivalents                                    $ 4,038           $ 5,098
  Marketable securities                                            280                40
  Receivables                                                       89               119
  Mortgage loans                                                    --               100
  Real estate rental property, net of depreciation               2,318             2,369
  Real estate inventory held for current sale
   and land held for future development                         13,657            11,311
  Lease contract receivable                                        599               363
  Other assets                                                     861               501
                                                               -------           -------

TOTAL ASSETS                                                   $21,842           $19,901
                                                               -------           -------
                                                               -------           -------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                             $ 1,531           $ 2,141
  Subordinated debentures, unmatured                               719               805
                                                               -------           -------
   Total Liabilities                                             2,250             2,946
                                                               -------           -------

  STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,670,193 and 3,733,893 shares                               367               373
    Capital surplus                                             16,614            17,078
    Retained earnings (deficit)                                  2,547              (532)
    Net unrealized gains from
       marketable equity securities                                 64                36
                                                               -------           -------

  Total Stockholders' Equity                                    19,592            16,955
                                                               -------           -------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                          $21,842           $19,901
                                                               -------           -------
                                                               -------           -------





                          The accompanying notes are an integral
                                 part of these statements.

                           BF ENTERPRISES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands, except per share amounts)


                                                                 Year Ended
                                                                December 31,
                                                                ------------
                                                           1997      1996      1995
                                                           ----      ----      ----


Revenues:
  Real estate sales                                     $ 3,456    $ 2,444   $ 2,883
  Real estate rental income                               1,841      1,822       348
  Interest and dividends                                    287        278       222
  Other                                                      22         15        97
                                                         ------     ------    ------
                                                          5,606      4,559     3,550

Costs and Expenses:
  Cost of real estate sold                                  654        869     1,493
  Real estate operating                                      52         74       211
  Depreciation and amortization                              96         98        56
  Interest on subordinated debentures                        55         59        57
  General and administrative                              1,769      1,416     1,248
                                                         ------     ------    ------
                                                          2,626      2,516     3,065

Gross profit                                              2,980      2,043       485

Gains (losses) from sales of securities                      --         94        (8)


Income before income taxes                                2,980      2,137       477

Provision (benefit) for state income taxes                  (99)        --        32
                                                         ------     ------    ------

Net income                                              $ 3,079     $2,137     $ 445
                                                         ------     ------    ------
                                                         ------     ------    ------

Net income per share:
   Basic                                                $   .83    $   .57   $   .12
                                                        -------    -------   -------
                                                        -------    -------   -------

   Diluted                                              $   .75    $   .53   $   .11
                                                        -------    -------   -------
                                                        -------    -------   -------





                           The accompanying notes are an integral
                                   part of these statements

                            BF ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands)




                                                               Year Ended December 31,
                                                               -----------------------
                                                           1997          1996          1995
                                                           ----          ----          ----

Common Stock:
  Balance at beginning of period                        $   373       $   375       $   376
  Purchases of common stock -- par value                     (6)           (2)           (6)
  Restricted stock grant - par value                         --            --             4
  Exercise of stock options -- par value                     --            --             1
                                                        -------       -------       -------
  Balance at end of period                              $   367       $   373       $   375
                                                        -------       -------       -------
                                                        -------       -------       -------

Capital Surplus:
  Balance at beginning of period                        $17,078       $17,208       $17,344
  Purchases of common stock --
    excess over par value                                  (464)         (118)         (295)
  Purchases of stock options                                 --           (12)          (12)
  Restricted stock grant - excess over par value             --            --           170
  Exercise of stock options --
    excess over par value                                    --            --             1
                                                        -------       -------       -------
  Balance at end of period                              $16,614       $17,078       $17,208
                                                        -------       -------       -------
                                                        -------       -------       -------

Retained Earnings (Deficit):
  Balance at beginning of period                       $   (532)     $ (2,669)     $ (3,114)
  Net income                                              3,079         2,137           445
                                                        -------       -------       -------
  Balance at end of period                              $ 2,547      $   (532)     $ (2,669)
                                                        -------       -------       -------
                                                        -------       -------       -------

Net Unrealized Gains (Losses) From
 Marketable Equity Securities:
  Balance at beginning of period                      $      36     $     (47)     $     19
  Gain (loss) during period                                  28            83           (66)
                                                        -------       -------       -------

  Balance at end of period                             $     64     $      36      $    (47)
                                                        -------       -------       -------
                                                        -------       -------       -------





                        The accompanying notes are an integral part of
                                      these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----


Cash flows from operating activities:
  Net income                                                   $   3,079         $   2,137           $   445
Adjustments to reconcile net income to
 net cash used by operating activities:
    (Gains) losses from securities                                    --               (94)                8
    Gains from sales of real estate                               (2,802)           (1,575)           (1,390)
    Net cash proceeds from sales of real estate                    2,083             1,615             4,785
    Mortgage loan payments                                           100               610               886
    Real estate financing                                             --                --              (100)
    Real estate development costs                                 (2,094)           (1,946)           (2,366)
    Reimbursement of real estate
        development costs                                            694               272               809
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                            30              (294)              (44)
        Decrease in payables
         and accrued liabilities                                     (14)             (212)             (206)
        Decrease in deferred income taxes                             (8)               (8)             (416)
        Other net                                                   (484)             (132)             (309)
                                                                 -------           -------           -------
      Total adjustments to net income                             (2,495)           (1,764)            1,657
                                                                 -------           -------           -------
        Net cash provided
         by operating activities                                     584               373             2,102

Cash flows from investing activities:
  Investment in limited liability
   company                                                          (300)               --                --
  Proceeds from sales or maturities
   of marketable securities                                           --               675             1,481
  Purchases of marketable securities                                (212)               --              (208)
                                                                 -------           -------           -------
        Net cash provided (used) by investing activities            (512)              675             1,273

Cash flows from financing activities:
  Reductions in subordinated debentures                             (662)             (486)           (1,371)
  Purchases of the Company's common stock                           (470)             (120)             (301)
  Other                                                               --               (12)              (10)
                                                                 -------           -------           -------
        Net cash used by financing activities                     (1,132)             (618)           (1,682)
                                                                 -------           -------           -------

Net increase (decrease) in cash
  and cash equivalents                                            (1,060)              430             1,693

Cash and cash equivalents at beginning of period                   5,098             4,668             2,975
                                                                 -------           -------           -------
Cash and cash equivalents at end of period                       $ 4,038           $ 5,098           $ 4,668
                                                                 -------           -------           -------
                                                                 -------           -------           -------

Supplemental disclosures of cash flow
  information:

   Cash paid during the year for
     interest (net of amount capitalized)                        $    55           $    61           $    57
                                                                 -------           -------           -------
                                                                 -------           -------           -------




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

Note C - New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings dividend by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share give effect to such dilutive securities. The Company adopted the disclosure requirements of SFAS 128 in the fourth quarter of 1997 (See Note N). Earnings per share data for years prior to 1997 have been restated to reflect these requirements.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 131 requires the Company to disclose information used by management to evaluate its individual business segments. As the Company currently is engaged in only one business segment, no additional disclosures are required.

Note D - Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximated market value.

Note E - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 1997 and 1996 were as follows (in thousands):



                                  1997                                         1996
                   -------------------------------------      -------------------------------------
                                   Gross                                       Gross
                   Amortized     Unrealized     Fair            Amortized    Unrealized      Fair
                     Cost          Gains       Value               Cost        Gains        Value
                    ------        ------      ------             ------       ------       ------

Common Stock         $ 216          $ 64       $ 280               $ 4          $ 36         $ 40
                     -----         -----       -----              -----         -----        -----
                     -----         -----       -----              -----         -----        -----


Unrealized gains and losses are presented in stockholders' equity, net of related taxes.

Proceeds from sales of securities available for sale were $675,000 and $981,000 in 1996 and 1995, respectively. There were no such sales in 1997. Gross gains of $94,000 and gross losses of $8,000 were realized on securities sales in 1996 and 1995, respectively. Gains and losses are computed using the specific identification method.

Note F - Mortgage Loans

At December 31, 1996, the principal balance of the Company's only mortgage loan was $100,000, and that principal was repaid on March 25, 1997.

Note G - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1997, contractual rental revenues from the lease with Bank One are projected as follows:


                  1998                       $1,707,200
                  1999                        1,826,000
                  2000                        1,848,000
                  2001                        1,936,000
                  2002                        1,953,600
                  2003 and after              4,285,600


On January 1, 1996, in accordance with generally accepted accounting principles
(GAAP), the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 1997 and 1996 was as follows (in thousands):


                                                               Accumulated
                                             Cost              Depreciation           Net
                                             ----              ------------           ---

                1997                        $4,470                $2,152             $2,318
                                            ------                ------             ------
                                            ------                ------             ------

                1996                        $4,470                $2,101             $2,369
                                            ------                ------             ------
                                            ------                ------             ------


Note H - Real Estate Inventory Held for Current Sale and
            Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 506 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $13,529,000 at December 31, 1997 and $11,179,000 at December 31, 1996, which the Company believes was less than their fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through March 1997, the two community development districts issued an aggregate $60.7 million of capital improvement revenue bonds, including $3.6 million issued in 1997. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments.
If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 1997, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $26 million.

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

Note I - Subordinated Debentures

At December 31, 1997, $719,000 of the Company's Floating Rate Subordinated Debentures due December 31, 1999 was outstanding. The interest rate for the floating rate debentures is variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1997, 1996 and 1995.

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 1997, the $1,167,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities. At December 31, 1997, the Company had outstanding a $1,200,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

Note J - Income Taxes

As of December 31, 1997 and 1996, the Company had recorded the following net deferred tax liabilities. Amounts at December 31, 1996 have been adjusted to conform to the Company's 1996 federal income tax returns as filed in September 1997.


                                                                          Tax Effect (in thousands)
                                                                          -------------------------
                                                               December 31, 1997             December 31, 1996
                                                               -----------------             -----------------

Deferred tax assets:
  Net operating loss carryforwards                                   $ 3,941                       $ 4,411
  Land basis                                                            (769)                         (180)
  Effect of accelerated depreciation                                    (183)                         (184)
  Other                                                                 (130)                          (16)
                                                                     -------                       -------
                                                                       2,859                         4,031
Less: valuation allowance                                             (2,859)                       (4,031)
                                                                     -------                       -------
Deferred tax assets net of valuation allowance                            --                            --
  Deferred tax liabilities                                                --                            --
                                                                     -------                       --------

  Net deferred tax liabilities                                     $     --                        $    --
                                                                     -------                       --------
                                                                     -------                       --------


The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 1997, 1996 and 1995 because it realized the benefits, respectively, of $1,172,000, $793,000 and $308,000 of deferred tax assets. The $99,000 benefit for state income taxes for the year ended December 31, 1997, resulted from the reversal of prior years' state income tax provisions, including the $32,000 provision for income taxes for the year ended December 31, 1995.

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 1997, 1996 and 1995:


                                                                      Year Ended December 31,
                                                                      -----------------------

                                                                   1997          1996          1995
                                                                   ----          ----          ----

Expected federal statutory income tax rate                        34.0%          34.0%         34.0%
State income taxes, net of federal tax benefit                     4.3            4.2           4.6
Reversal of prior years' state income tax provisions              (3.3)            --            --
Utilization of deferred tax assets                               (38.3)         (38.2)        (31.9)
                                                                  -----         -----         -----
Effective tax rate                                                (3.3)%          --%           6.7%
                                                                  -----         -----         -----
                                                                  -----         -----         -----


At December 31, 1997, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $10,300,000 which expire as follows (in thousands):



                  Year of Expiration
                  ------------------


           2002                    $    600
           2003                       1,100
           2004                         700
           2005                         500
           2006                         700
           2007                       1,500
           2008                       2,100
           2009                       2,200
           2010                         100
           2011                         800
                                    -------
                                    $10,300
                                    -------
                                    -------


Note K - Rental Commitments

Rental expense, primarily for office premises, amounted to $59,000, $56,000 and $53,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
As of December 31, 1997, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 1999, were $47,000 in 1998 and $4,000 in 1999.

Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 1997, 1996 and 1995 the Company purchased shares of its common stock, primarily in open market transactions: 63,700 shares for $470,000 in 1997, 19,300 shares for $120,000 in 1996, and 56,200 shares for $301,000 in
1995.

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

The 1993 Employee Plan and the Original Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons (as that term is defined in Rule 16b-3, promulgated pursuant to the Securities Exchange Act of 1934, as amended). The Committee selects participants in the 1993 Employee Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights. As of December 9, 1997, there were 40,500 shares of the Company's common stock available for grant under the 1993 Employee Plan. On that date, the Committee awarded options for 40,500 shares of the Company's common stock. There are no shares currently available under the 1993 Employee Plan.

The Company intends to propose at its 1998 Annual Meeting of Stockholders the adoption of the 1997 Long-Term Incentive Plan (the "1997 Plan"). The 1997 Plan will, among other things, provide that 560,000 shares of the Company's common stock be made available for grant under the 1997 Plan. On December 9, 1997, the Compensation Committee of the Company's Board of Directors awarded options for 55,500 shares of the Company's common stock under the 1997 Plan, subject to the approval of the 1997 Plan by the stockholders of the Company at its 1998 Annual Meeting of Stockholders. The tables, schedules and text appearing elsewhere in this Report assume that all 55,500 of the options under the 1997 Plan were granted as of December 31, 1997 and were exercisable as of December 31, 1997.

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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May 1995, May 1996 and May 1997. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock.
All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's stock on the date of grant. This method of accounting for options is acceptable under GAAP. In 1996 the Financial Accounting Standards Board established a second, preferred method of accounting for compensation awarded through options which applies an option pricing theory to measuring option compensation. This method of accounting is set forth in Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 permits the continued application of the method employed by the Company. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of December 31, 1997, 1996 and 1995 (in thousands, except per share amounts):


                                                                      1997        1996       1995
                                                                      ----        ----       ----


                Net income:         As reported                    $ 3,079     $ 2,137    $   445
                                          SFAS 123 adjustment         (188)       (163)      (108)
                                                                    ------      ------     ------
                                          Pro forma                 $2,891     $ 1,974    $   337
                                                                    ------      ------     ------
                                                                    ------      ------     ------

                Diluted income
                per share:           As reported                    $  .75      $  .53   $    .11
                                          SFAS 123 adjustment         (.04)       (.04)      (.03)
                                                                    ------      ------     ------
                                          Pro forma                 $  .71     $   .49    $   .08
                                                                    ------      ------     ------
                                                                    ------      ------     ------


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of December 31, 1997 and March 1, 1998, no shares were available for future grant under the 1993 Employee Plan, 73,000 shares were available for future grant under the 1994 Director Plan and 789,250 of the stock options were exercisable. The options expire 10 years following their grant. Options granted pursuant to the 1994 Director Plan vest at the rate of 25% per year, for each of the first four years. Options granted under the 1993 Employee Plan are fully vested at the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:


                                                  1997               1996              1995
                                                  ----               ----              ----

Risk free interest rate                           5.7%               6.4%              5.8%

Expected dividend yield                           none               none              none

Expected life of options                         5 years           5 years           5 years

Expected volatility                               0.1%               5.0%              5.0%



Based on these assumptions, the weighted average fair value of options granted would be calculated as $2.06 in 1997, $1.68 in 1996 and $1.20 in 1995. The
SFAS 123 adjustments for 1997, 1996 and 1995 appearing above are the product of these weighted average fair values and the number of options granted in each of the three years, after giving effect to the capitalization of a portion of these compensation costs to the Meadow Pointe project.

In January 1995, five officers of the Company were issued an aggregate of 41,000 shares of restricted stock pursuant to the 1993 Employee Plan.

A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:


                                     1997                     1996                           1995
                                     ----                     ----                           ----

                                           Weighted-                Weighted-                      Weighted-
                                           Average                   Average                        Average
                                           Exercise                 Exercise                       Exercise
                               Options      Price          Options    Price           Options        Price
                               ------       -----          ------     -----           ------        ------

Outstanding at
Beginning  Of
Year                          704,500      $ 3.55         598,500    $ 3.06           509,500       $ 2.65
Granted                       100,000*       8.28         109,000      6.24           104,000         4.79
Exercised                          --          --              --         --          (10,000)        0.22
Purchased                          --          --         (3,000)      2.88            (5,000)        2.50
Outstanding at End
of Year                       804,500        4.14         704,500      3.55           598,500         3.06

Exercisable at End
of Year                       789,250        4.10         687,500       3.51          587,000         3.03

* - 55,500 of these options are subject to stockholder approval of the 1997 Plan at the 1998 Annual Meeting of Stockholders.

The following table summarizes information about stock options outstanding at December 31, 1997:



                                                Options
                                              Outstanding                               Options
                                               Weighted-          Weighted -         Exercisable
                           Number               Average            Average            Number              Weighted-
      Range of         Outstanding at          Remaining          Exercise        Exercisable at           Average
  Exercise Prices         12/31/97          Contractual Life        Price            12/31/97          Exercise Price
  ---------------         --------          ----------------        -----            --------          --------------

  $2.50 to $2.88             481,500           4.73 years           $2.67              481,500              $2.67
  $3.87 to $4.75             110,000           7.83 years            4.67              107,500               4.69
  $5.87 to $6.25             113,000           8.87 years            6.23              104,250               6.24
  $8.25 to $9.00             100,000*          9.93 years            8.28               96,000               8.25
                             -------                                                    ------
                             804,500                                                   789,250
                             -------                                                   -------
                             -------                                                   -------
 * - 55,500 of these options are subject to stockholder approval of the 1997
Plan at the 1998 Annual Meeting of Stockholders.

Note N - Income Per Share

Basic income per share for the years ended December 31, 1997, 1996 and 1995 has been computed using the weighted average number of shares of common stock outstanding. The weighted average number of common shares outstanding for the years ended December 31, 1997, 1996 and 1995 was 3,697,000, 3,746,000 and
3,788,000, respectively.

Diluted income per share for the years ended December 1997, 1996 and 1995 has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common shares and common stock equivalents outstanding for the years ended December 31, 1997, 1996 and 1995 was 4,078,000, 4,042,000 and 4,029,000, respectively.



                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                                 December 31, 1997
                                              (Thousands of dollars)





                                                           Cost Capitalized           Gross Amount at Which
                             Initial Cost to Company    Subsequent to Acquisition   Carried at Close of Period
                             -----------------------    -------------------------   --------------------------

                                                                                                                       Life On Which
                                                                                                                        Depreciation
                                                                                                                        in Latest
                                                                                                                       Statements of
                               Buildings and             Carrying    Buildings and      Accumulated   Date of     Date  Operations
Description Encumbrances  Land Improvements Improvements Costs  Land Improvements Total Depreciation Construction Acq'd is Computed
----------- ------------  ---- ------------ ------------ -----  ---- ------------ ----- ------------ ------------ ----- -----------

Office and
Manufacturing
Building -
Tempe, Arizona           $ 736   $ 3,734                       $ 736   $ 3,734   $ 4,470   $ 2,152      1977      1977   40 Years
                         -----   -------                       -----   -------   -------   -------
                         -----   -------                       -----   -------   -------   -------


Notes:

(1) For Federal income tax purposes at December 31, 1997, real estate was carried at a cost of $1,840,000.

(2)      Reconciliation of "Real Estate and Accumulated Depreciation":




                                             Year Ended December 31,
                              1997                     1996                       1995
                   -------------------------   -----------------------   -------------------------
                    Investment   Accumulated   Investment  Accumulated   Investment  Accumulated
                      Amount     Depreciation   Amount     Depreciation    Amount    Depreciation
                      ------     ------------   ------     ------------    ------    ------------
Balance at
beginning of
year                 $ 4,470       $ 2,101      $ 4,470       $ 2,050     $ 4,470      $ 1,999
Additions:
Depreciation
charged to
costs &
expenses                                51                         51                       51
                     -------       -------      -------       -------     -------      -------
Balance at end
of year              $ 4,470       $ 2,152      $ 4,470       $ 2,101     $ 4,470      $ 2,050
                     -------       -------      -------       -------     -------      -------
                     -------       -------      -------       -------     -------      -------


Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                    PART III


         The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May 1998.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  -------------------------------------------------------
                  Form 8-K.
                  ---------

(a)      1.       Financial Statements

         The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 8 of this report:

                  Report of independent public accountants.

                  Consolidated statements of financial position at December 31, 1997 and 1996.

                  Consolidated statements of income for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to financial statements.

                  Selected quarterly financial data for the years ended
                  December 31, 1997 and 1996 have not been included in the notes to the financial statements as they were not required.

                  Financial Statement Schedules:

                  III  - Real estate and accumulated depreciation

                  Schedules I, II, IV and V have been omitted as they are inapplicable.

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

           4.5 Indenture, dated as of October 26, 1993, between the registrant and American National Bank and Trust Company, as Trustee for the registrant's Floating Rate Subordinated Debentures due December 31,1999 - incorporated by reference to
                  Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

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

         *10.10b Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 - incorporated by reference to Exhibit 10.10b to the registrant's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1995.

         *10.10c Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997 - incorporated by reference to Exhibit 10.10c to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

            10.18 Guarantee, dated as of March 1, 1991, by the registrant - incorporated by reference to Exhibit 10.20 (b) to the registrant's Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15,1991.

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



                                       BF ENTERPRISES, INC.
                                       --------------------
                                           (Registrant)



Date:  March 26, 1998                   By:  /s/ S. Douglas Post
                                             -----------------------
                                             S. Douglas Post, Vice President
                                             and Treasurer
                                             (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 26, 1998                By:   /s/ Brian P. Burns
                                           ----------------------------
                                           Brian P. Burns
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  March 26, 1998                By:   /s/ Paul Woodberry
                                           ----------------------------
                                           Paul Woodberry
                                           Executive Vice President,
                                           Chief Financial Officer and a
                                           Director
                                           (Principal Financial Officer)


Date:  March 26, 1998                By:   /s/ Daniel S. Mason
                                           ------------------------------
                                           Daniel S. Mason, Director


Date:  March 26, 1998                By:   /s/ Ralph T. McElvenny, Jr.
                                           ------------------------------
                                           Ralph T. McElvenny, Jr., Director


Date:  March 26, 1998                By:   /s/ Charles E.F. Millard
                                           -------------------------------
                                           Charles E.F. Millard, Director


Date:  March 26, 1998                By:   /s/ S. Douglas Post
                                           -------------------------------
                                           S. Douglas Post, Vice President
                                           and Treasurer
                                           (Principal Accounting Officer)


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

*10.10c Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997 - incorporated by reference to Exhibit 10.10c to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

Exhibit                                                         Sequential
Number                                                          Page Number
------                                                          ------------

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

 10.19a   Office Lease, dated as of March 26, 1990, between Bush Street Limited

Exhibit                                                         Sequential
Number                                                          Page Number
------                                                          -----------


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

  11       Statement re computation of per share earnings.             36

  21       Subsidiaries of the registrant.                             37

--------------------------------------------
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.