Form 10QSB
period 1998-03-31
BF ENTERPRISES INC
filed 1998-05-15
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ------------------------------------


                                FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to __________________

                 ------------------------------------


                   Commission file number 0-15932

                          BF ENTERPRISES, INC.
      (Exact name of small business issuer as specified in its charter)

      DELAWARE                                                 94-3038456
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)
    100 Bush Street
       Suite 1250
 San Francisco, California 94104
(Address of principal executive offices)
 Issuer's telephone number, including area code (415) 989-6580

                   ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1998:

         3,653,993 shares of $.10 par value Common Stock

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

             -   Consolidated statements of income..........................4

             -   Consolidated statements of stockholders' equity ...........5

             -   Consolidated statements of cash flows .....................6

             -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings ...........................................13

   Item 6.    Exhibits and Reports on Form 8-K ............................13

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                March 31,           December 31,
                                                                  1998                 1997
                                                                  ----                 ----

ASSETS:
   Cash and cash equivalents                                    $ 3,948              $ 4,038
   Marketable securities                                            628                  280
   Receivables                                                       87                   89
   Real estate rental property, net of depreciation               2,306                2,318
   Real estate inventory held for current sale
    and land held for future development                         13,883               13,657
   Lease contract receivable                                        490                  599
   Other assets                                                     901                  861
                                                               --------             --------
TOTAL ASSETS                                                   $ 22,243             $ 21,842
                                                               --------             --------
                                                               --------             --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                            $  1,471             $  1,531
   Subordinated debentures, unmatured                               719                  719
                                                                -------              -------
     Total liabilities                                            2,190                2,250
                                                                -------              -------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,654,893 and 3,670,193 shares                             365                  367
     Capital surplus                                             16,487               16,614
     Retained earnings                                            3,072                2,547
     Net unrealized gains from marketable equity securities         129                   64
                                                                -------              -------
   Total stockholders' equity                                    20,053               19,592
                                                                -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 22,243             $ 21,842
                                                               --------             --------
                                                               --------             --------


                 The accompanying notes to financial statements
                      are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                   Three Months Ended
                                                                         March 31,
                                                                   ------------------
                                                                   1998           1997
                                                                   ----           ----


Revenues:
    Real estate sales                                             $ 650          $ 995
    Real estate rental income                                       461            457
    Interest and dividends                                           56             64
    Other                                                            --              6
                                                                  -----          -----
                                                                  1,167          1,522
 Costs and Expenses:
    Cost of real estate sold                                        150            252
    Depreciation and amortization                                    24             24
    Interest on subordinated debentures                              13             14
    General and administrative                                      455            387
                                                                  -----          -----
                                                                    642            677
                                                                  -----          -----
Income before income taxes                                          525            845
Provision for income taxes                                           --             --
                                                                  -----          -----
Net income                                                        $ 525          $ 845
                                                                  -----          -----
                                                                  -----          -----
Net income per share:
     Basic                                                        $ .14         $ .23
     Diluted                                                      $ .13         $ .21



                   The accompanying notes to financial statements
                      are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                              (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                  1998           1997
                                                                  ----           ----


Common stock:
   Beginning of period                                           $ 367         $   373
   Purchases of common stock - par value                            (2)             (3)
                                                                 -----          ------
   End of period                                                $  365         $   370
                                                                ------          ------
                                                                ------          ------
Capital surplus:
   Beginning of period                                        $ 16,614         $17,078
   Purchases of common stock - excess over par value              (127)           (193)
                                                                ------          ------
   End of period                                              $ 16,487         $16,885
                                                               -------         -------
                                                               -------         -------
Retained earnings (deficit):
   Beginning of period                                         $ 2,547          $ (532)
   Net income                                                      525             845
                                                               -------          -------
   End of period                                               $ 3,072         $   313
                                                               -------          ------
                                                               -------          ------
Net unrealized gains from
marketable equity securities:

    Beginning of period                                         $   64          $   36
    Gain during period                                              65              --
                                                               -------          ------
    End of period                                              $   129          $   36
                                                               -------          ------
                                                               -------          ------
Accumulated comprehensive income (loss):

    Beginning of period                                        $ 2,611          $  (496)
                                                               -------          -------
    Net income                                                 $   525          $   845
    Unrealized gains from marketable equity securities              65               --
                                                               -------           ------
    Comprehensive income for period                            $   590          $   845
                                                               -------           ------
    End of period                                              $ 3,201          $   349
                                                               -------          -------
                                                               -------          -------



                   The accompanying notes to financial statements
                      are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                   -------------------
                                                                                   1998            1997
                                                                                   ----            ----

Cash flows from operating activities:
  Net income                                                                    $   525           $ 845
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Gains from sales of real estate                                                 (500)           (743)
   Net cash proceeds from sales of real estate                                      416             583
   Real estate development costs                                                   (297)           (293)
   Reimbursement of real estate development costs                                   155             311
   Changes in certain assets and liabilities:
      Decrease in receivables                                                         2              35
      Decrease (increase) in lease contract receivable                              109            (118)
      Increase (decrease) in payables and accrued liabilities                        12              (8)
      Other, net                                                                    (28)             50
                                                                                 ------          ------
      Total adjustments to net income                                              (131)           (183)
                                                                                 ------          ------
      Net cash provided by operating activities                                     394             662

Cash flows from investing activities:
  Purchases of marketable securities                                               (283)           (113)
                                                                                  ------         ------
       Net cash used by investing activities                                       (283)           (113)
                                                                                  ------         ------

Cash flows from financing activities:
  Reductions in subordinated debentures                                             (72)            (73)
  Purchases of the Company's common stock                                          (129)           (196)
                                                                                  ------          ------
        Net cash used by financing activities                                      (201)           (269)
                                                                                  ------          ------

Net increase (decrease) in cash and cash equivalents                                (90)            280
Cash and cash equivalents at beginning of period                                  4,038           5,098
                                                                                  -----          ------
Cash and cash equivalents at end of period                                      $ 3,948         $ 5,378
                                                                                -------         -------
                                                                                -------         -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest (net of amount capitalized)         $     13        $     14
                                                                               --------        --------
                                                                               --------        --------




                      The accompanying notes to financial statements
                          are an integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc.
(the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 and in the Company's Form 10-Q for the quarterly period ended March 31, 1997.


Note B - New Accounting Pronouncement

During the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires the reporting of income in a format that includes income from operations added to unrealized gains or losses from investments in marketable securities, which are accounted for as a separate component of stockholders' equity. Comprehensive income has been presented in the accompanying Consolidated Statements of Stockholders' Equity.


Note C - Earnings Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share give effect to such dilutive securities. The Company adopted the disclosure requirements of SFAS 128 in the fourth quarter of 1997. Earnings per share data for the periods reported have been computed as follows:


                                                               Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                               1998           1997
                                                               ----           ----

Net Income                                                    $ 525          $ 845
                                                              -----          -----
                                                              -----          -----
Weighted average number of
  shares outstanding:
Common stock                                                  3,664          3,718
Common stock equivalents -
  stock options (1)                                             411            320
                                                              -----          -----
                                                              4,075          4,038
                                                              -----          -----
                                                              -----          -----
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                        $ .14         $ .23
                                                              -----         -----
                                                              -----         -----

 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                      $ .13         $ .21
                                                              -----         -----
                                                              -----         -----

    (1) Computation is based on the treasury stock method using the average market price.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)





Note D - Real Estate Rental Property

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


             1998                    $ 1,707,200
             1999                      1,826,000
             2000                      1,848,000
             2001                      1,936,000
             2002                      1,953,600
             2003 and after            4,285,600


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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note E -  Real Estate Inventory Held for Current Sale and Land
          Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 494 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $13,755,000 at March 31, 1998 and $13,529,000 at
December 31, 1997, which the Company believes was less than their fair value.


Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 1998, the Company purchased 15,300 shares of its common stock for an aggregate amount of $129,000. During the three months ended March 31, 1997, the Company purchased 30,000 shares of its common stock for an aggregate amount of $196,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.

Results of Operations
---------------------

   Net income of $525,000 and $845,000 in the three months ended March 31, 1998 and 1997, respectively, included gains of $500,000 and $743,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. The Company sold 62 developed residential lots at Meadow Pointe during the three months ended March 31, 1998, which represented a 22% decrease from the number of lots sold during the same period of 1997. As noted in the Company's 1997 Annual Report, heavy rains in the Tampa area during the first few months of 1998 seriously hampered construction activity at Meadow Pointe. This slowed down the rate of sales of finished lots in the first quarter of 1998, and will also hold down sales of lots in the second quarter. Also, in the 1997 period, the Company sold a two-acre church site and a one-acre day care center site at Meadow Pointe. There were no such sales in the 1998 period.

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

   Interest and dividends from investments accounted for $56,000 and $64,000 of revenues in the three months ended March 31, 1998 and 1997, respectively. The decrease in 1998 was due to a decline in the amount of funds available for investment.

   General and administrative expenses in the three months ended March 30, 1998 were $68,000 higher than in the comparable period in 1997, due principally to higher employee compensation expenses and higher than anticipated legal fees.


Liquidity and Capital Resources
-------------------------------

   At March 31, 1998, the Company held $4,576,000 in cash, cash equivalents and marketable securities, as compared to $2,190,000 for all short-term and long-term liabilities.

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

   The statements in this Report on Form 10-QSB regarding Meadow Pointe property sales, financing of Meadow Pointe expenditures and any other statements which are not historical facts are forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                         PART II - OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             In March 1998, an action was commenced in the Pasco County, Florida Circuit Court against a subsidiary of the Company and others relating to the Meadow Pointe development. The Amended Complaint alleges that certain individuals who purchased homes assumed that a homeowners association had been established for the development. Plaintiffs seek money damages from all defendants named in the Amended Complaint, except for the Company's subsidiary. The only relief sought against the Company's subsidiary is for an injunction compelling the subsidiary to operate and maintain architectural control at Meadow Pointe. The Company has recently filed a motion to dismiss the claims against it. The Company believes that it has meritorious defenses to the claims made against its subsidiary, and it intends to vigorously contest the action.




Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

         (a)         Exhibits:  None.

         (b)   Reports on Form 8-K.

               The registrant did not file any reports on Form 8-K during the period covered by this report.

                                 SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               BF ENTERPRISES, INC.
                                                   (Registrant)


Date:  May 15, 1998                            /s/ Brian P. Burns
                                               -------------------------------
                                                   Brian P. Burns
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer
                                                   (Duly Authorized Officer)


Date:  May 15, 1998                           /s/ S. Douglas Post
                                              ---------------------------------
                                                  S. Douglas Post
                                                  Vice President and Treasurer
                                                  (Principal Accounting Officer)