Form 10QSB
period 1998-06-30
BF ENTERPRISES INC
filed 1998-07-30
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                ------------------------------------


                              FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1998:

                 3,643,993 shares of $.10 par value Common Stock

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                                   I N D E X
                                   ---------
                                                                         Page
                                                                         ----


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

            -   Consolidated statements of income..........................4

            -   Consolidated statements of stockholders' equity ...........5

            -   Consolidated statements of cash flows .....................6

            -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings...........................................13

   Item 6.    Exhibits and Reports on Form 8-K ...........................13

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                   (in thousands, except per share amounts)


                                                                June 30,            December 31,
                                                                  1998                  1997
                                                                  ----                  ----

ASSETS:
   Cash and cash equivalents                                    $ 3,301               $ 4,038
   Marketable securities                                            723                   280
   Receivables                                                       60                    89
   Real estate rental property, net of depreciation               2,293                 2,318
   Real estate inventory held for current sale
    and land held for future development                         15,151                13,657
   Lease contract receivable                                        610                   599
   Deferred tax assets                                              108                    46
   Other assets                                                     813                   815
                                                               --------              --------
TOTAL ASSETS                                                   $ 23,059              $ 21,842
                                                               --------              --------
                                                               --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                             $ 1,600               $ 1,531
   Subordinated debentures, unmatured                               719                   719
                                                                -------              --------
   Total liabilities                                              2,319                 2,250
                                                                -------              --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,645,793 and 3,670,193 shares                             365                   367
     Capital surplus                                             16,412                16,614
     Retained earnings                                            3,815                 2,547
     Net unrealized gains from marketable equity securities         148                    64
                                                                -------              --------
   Total stockholders' equity                                    20,740                19,592
                                                                -------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 23,059              $ 21,842
                                                               --------              --------
                                                               --------              --------


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (in thousands, except per share amounts)


                                               Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                                -----------------                ---------------
                                              1998             1997           1998            1997
                                              ----             ----           ----            ----

Revenues:
    Real estate sales                        $ 969            $ 875         $1,619          $1,870
    Real estate rental income                  460              463            921             920
    Interest and dividends                      56               73            112             137
    Other                                       --                2             --               8
                                             -----            -----          -----           -----
                                             1,485            1,413          2,652           2,935
                                             -----            -----          -----
 Costs and Expenses:
    Cost of real estate sold                   199              200            349             452
    Depreciation and amortization               25               25             49              49
    Interest on subordinated debentures         12               14             25              28
    General and administrative                 506              458            961             845
                                             -----            -----          -----           -----
                                               742              697          1,384           1,374
                                             -----            -----          -----
Income before income taxes                     743              716          1,268           1,561
Provision for income taxes                      --               --             --              --
                                             -----            -----          -----           -----
Net income                                   $ 743            $ 716         $1,268          $1,561
                                             -----            -----          -----           -----
                                             -----            -----          -----           -----
Net income per share:
   Basic                                     $ .20            $ .19         $  .35          $  .42
                                             -----            -----          -----           -----
                                             -----            -----          -----           -----
   Diluted                                   $ .18            $ .17         $  .31          $  .38
                                             -----            -----          -----           -----
                                             -----            -----          -----           -----


                The accompanying notes to financial statements
                    are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                          (in thousands)

                                                                     Six Months Ended
                                                                          June 30,
                                                                     ----------------
                                                                  1998               1997
                                                                  ----               ----

Common stock:
   Beginning of period                                           $ 367             $  373
   Purchases of common stock - par value                            (2)                (3)
                                                                ------             ------
   End of period                                                 $ 365             $  370
                                                                ------             ------
                                                                ------             ------
Capital surplus:
   Beginning of period                                        $ 16,614            $17,078
   Purchases of common stock - excess over par value              (202)              (225)
                                                                ------             ------
   End of period                                              $ 16,412            $16,853
                                                                ------             ------
                                                                ------             ------
Retained earnings (deficit):
   Beginning of period                                         $ 2,547             $ (532)
   Net income                                                    1,268              1,561
                                                                ------             ------
   End of period                                               $ 3,815            $ 1,029
                                                                ------             ------
                                                                ------             ------
Net unrealized gains from marketable equity securities:

   Beginning of period                                         $   64             $    36
   Gain during period                                              84                  14
                                                               ------              ------
   End of period                                               $  148             $    50
                                                               ------              ------
                                                               ------              ------
Accumulated comprehensive income (loss):

   Beginning of period                                        $ 2,611              $ (496)
                                                               ------              ------
   Net income                                                   1,139               1,561
   Unrealized gains from marketable
     equity securities                                             84                  14
                                                               ------              ------
   Comprehensive income for period                              1,223               1,575
                                                               ------              ------
   End of period                                              $ 3,834             $ 1,079
                                                               ------              ------
                                                               ------              ------


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                                             Six Months Ended
                                                                                  June 30,
                                                                             ----------------
                                                                           1998           1997
                                                                           ----           ----


Cash flows from operating activities:
 Net income                                                            $  1,268       $  1,561
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                                         (1,270)        (1,418)
 Net cash proceeds from sales of real estate                                924          1,174
 Real estate development costs                                           (1,485)          (725)
 Reimbursement of real estate development costs                             337            542
 Changes in certain assets and liabilities:
   Decrease in receivables                                                   29            (19)
   Increase in lease contract receivable                                    (11)          (111)
   Increase in payables and accrued liabilities                             157             73
   Other, net                                                               (35)          (140)
                                                                        -------        -------
   Total adjustments to net income                                       (1,354)          (624)
                                                                        -------        -------
   Net cash provided by (used by) operating activities                      (86)           937

Cash flows from investing activities:
 Purchases of marketable securities                                        (359)           (113)
                                                                        -------         -------
   Net cash used by investing activities                                   (359)           (113)

Cash flows from financing activities:
 Reductions in subordinated debentures                                      (88)           (121)
 Purchases of the Company's common stock                                   (204)           (228)
                                                                        -------         -------
   Net cash used by financing activities                                   (292)           (349)
                                                                        -------         -------

Net increase (decrease) in cash and cash equivalents                       (737)            475
Cash and cash equivalents at beginning of period                          4,038           5,098
                                                                        -------         -------
Cash and cash equivalents at end of period                             $  3,301        $  5,573
                                                                        -------         -------
                                                                        -------         -------

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest (net of amount capitalized)   $    25        $     28
                                                                         ------          ------
                                                                         ------          ------


                The accompanying notes to financial statements
                    are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc.
(the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 and in the Company's Form 10-Q for the quarterly period ended June 30, 1998.

Note B - New Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).
SFAS 130 requires the reporting of income in a format that includes income from operations added to unrealized gains or losses from investments in marketable securities, which are accounted for as a separate component of stockholders' equity. Comprehensive income has been presented in the accompanying Consolidated Statements of Stockholders' Equity.

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

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


SFAS 128 in the fourth quarter of 1997. Earnings per share data for the periods reported have been computed as follows:


                                                  Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                     --------------                     --------------
                                                 1998             1997             1998               1997
                                                 ----             ----             ----               ----


Net Income                                      $ 743            $ 716           $1,268             $1,561
                                                -----            -----            -----              -----
                                                -----            -----            -----              -----
Weighted average number of
  shares outstanding:
Common stock                                    3,651            3,700            3,658              3,707
Common stock equivalents -
  stock options (1)                               407              387              409                356
                                                -----            -----            -----              -----
                                                4,058            4,087            4,067              4,063
                                                -----            -----            -----              -----
                                                -----            -----            -----              -----
Net income per share:

Basic - based on weighted average
number of shares of common stock                $ .20            $ .19            $ .35              $ .42
                                                -----            -----            -----              -----
                                                -----            -----            -----              -----
outstanding
Diluted - based on weighted average
number of shares of common stock
and common stock equivalents outstanding        $ .18            $ .17            $ .31              $ .38
                                                -----            -----            -----              -----
                                                -----            -----            -----              -----


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

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

Note E - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 476 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,023,000 at June 30, 1998 and $13,529,000 at
December 31, 1997, which the Company believes was less than their fair value.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



It is the Company's policy to review and update its projections on the Meadow Pointe project on a regular basis. Periodic cumulative adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 1998, the Company purchased 24,400 shares of its common stock for an aggregate amount of $204,000. During the six months ended June 30, 1998, the Company purchased 35,000 shares of its common stock for an aggregate amount of $228,000.

Item 2.       Management's Discussion and Analysis of
              ----------------------------------------
              Financial Condition and Results of Operations.
              ---------------------------------------------

Results of Operations
---------------------

   Net income of $743,000 and $1,268,000 in the three months and six months ended June 30, 1998, included gains of $770,000 and $1,270,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and six months ended June 30, 1997, net income was $716,000 and $1,561,000 and included gains of $675,000 and $1,418,000, respectively, from sales of Meadow Pointe property. The Company sold 146 developed residential lots at Meadow Pointe during the six months ended June 30, 1998, which represented a 2% decrease from the same period of 1997.

   Meadow Pointe sales results for the six month ended June 30, 1997 included aggregate revenue and cost of $274,000 and $166,000, respectively, for a two-acre church site, a one-acre day care center site and a model home. There were no such revenues or costs in the comparable 1998 period.

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

   Interest and dividends from investments accounted for $56,000 and $112,000 of revenues in the three months and six months ended June 30, 1998, respectively, and $73,000 and $137,000 in comparable periods in 1997. The decline in investment revenue in 1997 was due to a reduction in the amount of funds available for investment.

   General and administrative expenses in the three months and six months ended June 30, 1998 were, respectively, $48,000 and $116,000 higher than in the comparable periods in 1997, due principally to higher employee compensation and benefits expenses and higher than anticipated legal fees.


Liquidity and Capital Resources
-------------------------------

   At June 30, 1998, the Company held $4,024,000 in cash, cash equivalents and marketable securities, as compared to $2,319,000 for all short-term and long-term liabilities.

    From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. The Company anticipates that these expenditures will be financed through the issuance of capital improvement revenue bonds by a community development district, cash generated from operations, cash and cash equivalents on hand and bank borrowings.

   During the period February 1992 through March 1997, the two community development districts encompassing the Meadow Pointe project issued approximately $60,700,000 of capital improvement revenue bonds. Presently one of those districts is considering the issuance and sale of between $10,000,000 and $15,000,000 of such bonds to provide financing for infrastructure improvements in the remaining parcels of that district.

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

                           PART II - OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             In March 1998, an action was commenced in the Pasco County, Florida Circuit Court against a subsidiary of the Company and others relating to the Meadow Pointe development. The Amended Complaint alleges that certain individuals who purchased homes assumed that a homeowners association had been established for the development. Plaintiffs seek money damages from all defendants named in the Amended Complaint, except for the Company's subsidiary. The only relief sought against the Company's subsidiary is an injunction compelling the subsidiary to operate and maintain architectural control at Meadow Pointe.

             On July 2, 1998, the Court granted the subsidiary's motion to sever and denied the subsidiary's motion to dismiss. Accordingly, on July 13, 1998, plaintiffs filed a Severed Complaint against the Company's subsidiary, which seeks injunctive relief and declaratory relief, but no damages.

             In addition to seeking an injunction as described above, plaintiffs' Severed Complaint seeks a declaration concerning the rights and powers of the recently established voluntary homeowners association for Meadow Pointe, to which the Company's subsidiary had assigned certain of its rights pursuant to Declarations of Restrictions recorded in the public records of Pasco County, Florida. The Company believes that it has meritorious defenses to the claims made against its subsidiary, and it intends to vigorously contest the action.


Item 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

             (a)        Exhibits: None

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



                                         BF ENTERPRISES, INC.
                                         (Registrant)


Date:    July 30, 1998                   /s/ Brian P. Burns
                                         -------------------------------
                                         Brian P. Burns
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Duly Authorized Officer)


Date:    July 30, 1998                   /s/ S. Douglas Post
                                         --------------------------------
                                         S. Douglas Post
                                         Vice President, Controller, Treasurer,
                                         Chief Accounting Officer and Assistant
                                         Secretary
                                         (Principal Accounting Officer)