Form 10QSB
period 1998-09-30
BF ENTERPRISES INC
filed 1998-11-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                    ------------------------------------

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998, or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days.  Yes   X      No
                                                               ------  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1998:

               3,615,293 shares of $.10 par value Common Stock

              BF ENTERPRISES, INC. AND SUBSIDIARIES

                             I N D E X
                             ---------
                                                                           Page
                                                                           ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated balance sheets..................................3

             -   Consolidated statements of income............................4

             -   Consolidated statements of stockholders' equity .............5

             -   Consolidated statements of cash flows .......................6

             -   Notes to financial statements ...............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings . . . . . ...................................13

   Item 6.    Exhibits and Reports on Form 8-K ..............................14

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (in thousands, except per share amounts)


                                                    September 30,   December 31,
                                                         1998            1997
                                                         ----            ----

ASSETS:
  Cash and cash equivalents                             $ 3,673          $ 4,038
  Marketable securities                                     697              280
  Receivables                                               103               89
  Real estate rental property, net of depreciation        2,280            2,318
  Real estate inventory held for current sale
    and land held for future development                 15,228           13,657
  Lease contract receivable                                 634              599
  Deferred tax assets                                       120               46
  Other assets                                              783              815
                                                       --------         --------
TOTAL ASSETS                                           $ 23,518         $ 21,842
                                                       --------         --------
                                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                     $ 1,367           $ 1,531
  Subordinated debentures, unmatured                       719               719
                                                        -------          -------
  Total liabilities                                      2,086             2,250
                                                        -------          -------

  Stockholders' equity:
    Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,619,793 and 3,670,193 shares                     362               367
    Capital surplus                                     16,206            16,614
    Retained earnings                                    4,742             2,547
    Net unrealized gains from marketable equity securities 122                64
                                                       -------           -------
  Total stockholders' equity                            21,432            19,592
                                                       -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 23,518            21,842
                                                       -------           -------
                                                       -------          --------



                  The accompanying notes to financial statements
                     are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share amounts)

                                      Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ------------------       -----------------
                                        1998       1997        1998        1997
                                        ----       ----        ----        ----

Revenues:
 Real estate sales                    $ 1,166       $ 749    $ 2,785     $ 2,619
 Real estate rental income                460         461      1,381       1,381
 Interest and dividends                    47          78        159         215
 Other                                     --           2         --          10
                                       ------      ------     ------      ------
                                        1,673       1,290      4,325       4,225
                                       ------      ------     ------      ------
Costs and Expenses:
 Cost of real estate sold                 238          86        587         538
 Depreciation and amortization             23          23         72          72
 Interest on subordinated debentures       14          14         39          42
 General and administrative               471         384      1,432       1,229
                                       ------      ------     ------      ------
                                          746         507      2,130       1,881
                                       ------      ------     ------      ------
Income before income taxes                927         783      2,195       2,344
Provision for income taxes                 --          --         --          --
                                       ------      ------     ------      ------
Net income                             $  927      $  783    $ 2,195     $ 2,344
                                       ------      ------     ------      ------
                                       ------      ------     ------      ------
Net income per share:
     Basic                             $  .26      $  .21     $  .60      $  .63
                                       ------      ------     ------      ------
                                       ------      ------     ------      ------
     Diluted                           $  .23      $  .19     $  .54      $  .57
                                       ------      ------     ------      ------
                                       ------      ------     ------      ------



                   The accompanying notes to financial statements
                      are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                               (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                           1998            1997
                                                           ----            ----

Common stock:
  Beginning of period                                  $    367         $   373
  Purchases of common stock - par value                     (5)             (4)
                                                       --------         -------
  End of period                                        $    362         $   369
                                                       --------         -------
                                                       --------         -------
Capital surplus:
  Beginning of period                                  $ 16,614        $ 17,078
  Purchases of common stock - excess over par value       (408)           (280)
                                                       --------        --------
  End of period                                        $ 16,206        $ 16,798
                                                       --------        --------
                                                       --------        --------
Retained earnings (deficit):
  Beginning of period                                  $  2,547        $   (532)
  Net income                                              2,195            2,344
                                                       --------        ---------
  End of period                                        $  4,742        $   1,812
                                                       --------        ---------
                                                       --------        ---------
Net unrealized gains from marketable equity securities:

   Beginning of period                                 $     64        $      36
   Gain during period                                        58               31
                                                       --------        ---------
   End of period                                       $    122        $      67
                                                       --------        ---------
                                                       --------        ---------
Accumulated comprehensive income (loss):

   Beginning of period                                 $  2,611        $   (496)
                                                       --------        ---------
   Net income                                             2,195            2,344
   Unrealized gains from marketable
     equity securities                                       58               31
                                                       --------        ---------
   Comprehensive income for period                        2,253            2,375
                                                       --------        ---------
   End of period                                       $  4,864        $   1,879
                                                       --------        ---------
                                                       --------        ---------


                    The accompanying notes to financial statements
                        are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1998          1997
                                                              ----          ----

Cash flows from operating activities:
 Net income                                                  $ 2,195     $ 2,344
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                              (2,198)    (2,081)
 Net cash proceeds from sales of real estate                   1,532       1,577
 Real estate development costs                                (2,348)      (758)
 Reimbursement of real estate development costs                1,459         673
 Mortgage loan payments                                          --          100
 Changes in certain assets and liabilities:
   Increase (decrease) in receivables                            (14)         30
   Increase in lease contract receivable                         (35)      (197)
   Increase in payables and accrued liabilit                      15          24
   Increase in deferred tax assets                               (74)         --
   Other, net                                                     54       (202)
                                                              -------     ------
   Total adjustments to net income                            (1,609)      (834)
                                                              -------     ------
   Net cash provided by operating activities                     586       1,510

Cash flows from investing activities:
 Purchases of marketable securities                             (359)      (113)
                                                              -------     ------
   Net cash used by investing activities                        (359)      (113)
                                                              -------     ------

Cash flows from financing activities:
 Reductions in subordinated debentures                          (179)      (517)
 Purchases of the Company's common stock                        (413)      (284)
                                                              -------     ------
   Net cash used by financing activities                        (592)      (801)
                                                              -------     ------
Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of period                (365)        596
Cash and cash equivalents at end of period                     4,038       5,098
                                                              -------     ------
                                                             $ 3,673     $ 5,694
                                                              -------     ------
                                                              -------     ------
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                                 $    39     $    42
                                                             -------     -------
                                                             -------     -------

                The accompanying notes to financial statements
                    are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc.
(the "Company")and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 and in the Company's Form 10-Q for the quarterly period ended September 30, 1997.

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

Note C - Earnings Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share give effect to such dilutive securities. The Company adopted the disclosure requirements

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


of SFAS 128 in the fourth quarter of 1997. Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                         -------------            -------------
                                      1998          1997       1998         1997
                                      ----          ----       ----         ----

Net Income                          $  927        $  783     $ 2,195     $ 2,344
                                    ------        ------     -------     -------
                                    ------        ------     -------     -------
Weighted average number of
  shares outstanding:
Common stock                         3,635         3,697       3,650       3,704
Common stock equivalents -
  stock options (1)                    395           402         404         372
                                    ------        ------      ------      ------
                                     4,030         4,099       4,054       4,076
                                    ------        ------      ------      ------
                                    ------        ------      ------      ------
Net income per share:

Basic - based on weighted average
number of shares of common stock
outstanding                         $  .26        $  .21      $  .60      $  .63
                                    ------        ------      ------      ------
                                    ------        ------      ------      ------

Diluted - based on weighted average
number of shares of common stock
and common stock equivalents
outstanding                         $  .23        $  .19      $  .54      $  .57
                                    ------        ------      ------      ------
                                    ------        ------      ------      ------


   (1) Computation is based on the treasury stock method using the average market price.


Note D - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


entire premises commencing January 1, 1996. AtDecember 31, 1997, contractual rental revenues from the lease with Bank One are projected as follows:


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

Note E - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 450 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,084,000 at September 30, 1998 and $13,529,000 at December 31, 1997, which the Company believes was less than their fair value.

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

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 1998, the Company purchased 50,400 shares of its common stock for an aggregate amount of $413,000. During the nine months ended September 30, 1997, the Company purchased 41,600 shares of its common stock for an aggregate amount of $284,000.

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

Results of Operations
---------------------

Net income of $927,000 and $2,195,000, respectively, in the three months and nine months ended September 30, 1998, included gains of $928,000 and $2,198,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and nine months ended September 30, 1997, net income was $783,000 and $2,344,000, respectively, and included gains of $663,000 and $2,081,000 from sales of Meadow Pointe property. The Company sold 246 developed residential lots at Meadow Pointe during the nine months ended September 30, 1998, which represented an 11% increase from the same period of 1997.

Meadow Pointe sales results for the nine months ended September 30, 1997 included aggregate revenue and cost of $274,000 and $166,000, respectively, for a two-acre church site, a one-acre day care center site and a model home. There were no such revenues or costs in the comparable 1998 period.

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

Interest and dividends from investments accounted for $47,000 and $159,000 of revenues in the three months and nine months ended September 30, 1998, respectively, and $78,000 and $215,000 in comparable periods in 1997. The decline in investment revenue from 1997 was due to a reduction in the amount of funds available for investment.

General and administrative expenses in the three months and nine months ended September 30, 1998 were, respectively, $87,000 and $203,000 higher than in the comparable periods in 1997, due principally to higher employee compensation and benefits expenses and higher than anticipated legal fees.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the Company held $4,370,000 in cash, cash equivalents and marketable securities, as compared to $2,086,000 for all short-term and long-term liabilities.

From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

The Company has financed expenditures relating to the development of Meadow Pointe primarily through the issuance of capital improvement revenue bonds by a series of community development districts encompassing the project. During the period February 1992 through September 1998, these districts issued approximately $75,000,000 of capital improvement revenue bonds, including $14,235,000 issued in September 1998. The company anticipates that any further expenditures will be financed through the issuance of additional bonds by one of these districts, cash generated from operations, and cash currently on hand.

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

                         PART II - OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             California Franchise Tax Board Litigation
             -----------------------------------------

             In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The Company's request for refund was denied and the action described above was filed.
             On May 30, 1997, the Court granted the FTB's motion for summary judgment. The Company appealed this judgment.

             On September 21, 1998, the Court of Appeal reversed the ruling of the trial court and held that the Company's predecessor was properly entitled to deduct against its California Corporate Franchise Tax, the non-business loss it had incurred. On October 16, 1998, the Petition of the FTB for Rehearing was denied. The FTB's time to file a Petition for Review to the Supreme Court of California has expired.

             Meadow Pointe Litigation
             ------------------------

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

             On October 16, 1998, the Court granted summary judgment in favor of the Company's subsidiary on Count 1 of the Severed Complaint for Declaratory Relief. The Court ruled that the recently established voluntary homeowners association for Meadow Pointe, to which the Company's subsidiary had assigned certain of its rights pursuant to the Declarations of Restrictions recorded in the public records of Pasco County, Florida, had standing to enforce said Declarations of Restrictions. Plaintiffs have moved for reconsideration of the Court's ruling, and that motion is currently pending. On November 3, 1998, the Company's subsidiary moved for summary judgment on the remaining count for injunctive relief. The Company believes that it has meritorious defenses to the claims made against its subsidiary, and it intends to continue to vigorously contest the action.

Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

             (a)     Exhibits: None

             (b)     Reports on Form 8-K


             The registrant did not file any reports on Form 8-K during the period covered by this report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BF ENTERPRISES, INC.
                            (Registrant)


Date:     November 12, 1998             /s/ Brian P. Burns
                                        ----------------------------
                                        Brian P. Burns
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Duly Authorized Officer)


Date:     November 12, 1998             /s/ S. Douglas Post
                                        ------------------------------
                                        S. Douglas Post
                                        Vice President, Controller, Treasurer,
                                        Chief Accounting Officer and Assistant
                                        Secretary
                                        (Principal Accounting Officer)