Form 10KSB40
period 1998-12-31
BF ENTERPRISES INC
filed 1999-03-30
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15932

                            BF ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)

      DELAWARE                                            94-3038456
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                       Identification No.)

    100 Bush Street, Suite 1250, San Francisco, CA            94104
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                       $.10 Par Value Common Stock
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              ----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ending December 31, 1998, were $5,639,000.

As of March 11, 1999, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $14,522,094 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,694,521 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 11, 1999, there were outstanding 3,553,349 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 1999, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.


                      Exhibit Index begins on page 36

                                  PART I


Item 1.   Business.
          --------

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 1998, the Company's assets also included approximately $4.1 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project and payment of principal and interest on subordinated debentures and other obligations.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 1999, the Company owned approximately 427 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 1,807 lots, consisting of approximately 380 acres, to six homebuilders and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and, in 1997, sold a two-acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,750 single family homes, 1,500 multifamily residential units and 61.5 acres of commercial facilities.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 314 lots in 1998, 297 lots in 1997, 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992, and sold 66 lots in the first two months of 1999, for prices ranging from approximately $19,000 to $47,000. The homebuilders currently are offering finished houses at base prices ranging from approximately $90,000 to $300,000.

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

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through September 1998, the two community development districts issued an aggregate $74.9 million of capital improvement revenue bonds. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders. The Company currently anticipates that $3 million of additional capital will be required to finance the acquisition of property and the construction of roads, utilities and other infrastructure systems within the project.

         In January 1999, the Company signed an agreement with a developer for the possible purchase of approximately 16 acres of the Company's commercial tracts. The developer has 120 days to determine the feasibility of his project and to secure a nationally known grocery store anchor tenant who already has expressed interest in the site. If the buyer elects to purchase the property, the price will be approximately $3,450,000, net of closing costs, assuming the entire tract is sold. The Company and Devco have assumed marketing responsibility for the remainder of the commercial property.

         Commercial Building in Tempe. The Company owns a 228,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Rental of the entire premises commenced January 1, 1996. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000
in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000
in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During that period, the Company will amortize income from the lease on a straight-line basis, as required by generally accepted accounting principles. Accordingly, in 1996, 1997 and 1998 the Company reported
- and in each of the remaining six years of the original lease term will report
- rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The lease also provides for two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

         Other Real Estate. The Company also owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee of which 15 acres is zoned high density residential and 6 acres is zoned commercial. The Company is currently preparing grading plans for the commercial acres and expects to complete the grading work in mid-1999. At that time the commercial property will be listed for sale.

         In 1997 the Company formed a new subsidiary to make an initial investment of $300,000, as a member of a limited liability company, in the construction and ownership of 130 four bedroom student townhome units located near the University of North Carolina at Charlotte, North Carolina. By the end of the first quarter of 1999, the Company expects to have its entire investment repaid and, thereafter, the Company will retain a 5% equity investment in the project.

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

         Development of the Meadow Pointe project will take several more years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company, the strength of the general economy and employment growth in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. During 1997 and 1998 construction began at several other residential projects in the same market area as Meadow Pointe, along or near County Road 581. These new projects may have an adverse impact on the rate of lot sales at Meadow Pointe or lot prices, or both.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell or develop its Nashville property when local conditions warrant as mentioned above.


Other Information
-----------------

         The Company's current business constitutes a single business segment, real estate, consisting of several properties. Financial and other information relating to the Company's operations by industry segments for the past three years is, therefore, omitted. See the Company's Consolidated Financial Statements.

         Except for the lease of the 228,000 square foot Tempe commercial building to one tenant, the Company's business is not dependent upon a single customer or a limited number of customers, and is not seasonal. The Company does not utilize raw materials, has no order backlog, and no material portion of its business is subject to government contracts. The Company has no trademarks, service marks or tradenames other than Meadow Pointe. The Company does not engage in or make any expenditures with respect to research and development activities, and the Company's business is not materially affected by compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Item 2.  Properties.
         ----------

         The Company leases its headquarters office space, consisting of approximately 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2004. The Company believes this office space is adequate for its current needs.

Item 3.  Legal Proceedings.
         -----------------

         California Franchise Tax Board Litigation

         In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended
December 31, 1981. The suit arises out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000. The Company's request for refund was denied and the action described above was filed. On
May 30, 1997, the Court granted the FTB's motion for summary judgement and dismissed the Company's action. The Company filed an appeal of the judgement with a California Court of Appeal. In late 1998 the California Court of
Appeal unanimously upheld the Company's position. The Appellate Court ordered reimbursement to the Company of the entire amount originally paid to the FTB plus interest to the date of reimbursement. The precise amount and date of this reimbursement have not as yet been determined.

         Meadow Pointe Litigation

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

                                PART II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On March 9, 1999, there were approximately 570 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 1998 and 1997, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                          Bid Quotations
                          --------------

   1998                        High                         Low
   ----                        ----                         ---

1st Quarter                  $ 9 1/8                      $ 8 1/8
2nd Quarter                    8 3/8                        8
3rd Quarter                    8 3/16                       7 3/4
4th Quarter                    8 1/4                        7 3/4

   1997                        High                         Low
   ----                        ----                         ----

1st Quarter                  $ 6 1/2                      $ 6 1/4
2nd Quarter                    8 1/4                        6 1/2
3rd Quarter                    8 1/4                        8
4th Quarter                    8 1/4                        8 1/4


         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 1998 or 1997, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for payment of subordinated debentures, real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:


                                                                        Year ended December 31,
                                                    ------------------------------------------------------------
                                                           1998       1997        1996         1995         1994
                                                           ----       ----        ----         ----         ----
                                                                   (in thousands, except per share amounts)

Income statement data:
  Revenues                                              $ 5,639    $ 5,606    $  4,559     $  3,550     $  3,883
  Income before income taxes                              2,859      2,980       2,137          477        1,608
  Net income                                              2,829      3,079       2,137          445        1,608
  Net income per share:
     Basic                                                  .78        .83         .57          .12          .43
     Diluted                                                .70        .75         .53          .11          .41
 Average shares used in computing basic
   net income per share                                   3,640      3,697       3,746        3,788        3,782
 Average shares and equivalents used
   in computing diluted net income per share              4,039      4,078       4,042        4,029        3,947
Balance sheet data
(at end of period):
  Total assets                                          $23,918    $21,842     $19,901      $18,521      $20,446
  Subordinated debentures, unmatured                        719        719         805          817          817
  Stockholders' equity                                   21,758     19,592      16,955       14,867       14,625
  Stockholders' equity per
    share (diluted) (1)                                    5.71       5.12        4.36         3.84         3.74




Note:  (1)  Calculation of diluted stockholders' equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

Results of Operations for the Three Years Ended December 31, 1998
-----------------------------------------------------------------

         During the years ended December 31, 1998, 1997 and 1996, the Company realized net income of $2,829,000, $3,079,000 and $2,137,000, respectively. The increases in net income from 1996 to 1997 and 1998 were primarily the result of higher gains from sales of residential lots and other real estate at the Company's Meadow Pointe project near Tampa, Florida.

         Results for the years 1998, 1997 and 1996 included gains from sales of lots within Meadow Pointe of $2,829,000, $2,662,000 and $1,575,000,
respectively, on sales to homebuilders of 314 lots in 1998, 297 lots in 1997 and 269 lots in 1996. The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Consolidated Financial Statements). As set forth in prior reports, it is the Company's practice to review periodically these revenue and cost estimates and make cumulative adjustments to reflect any revised estimates. Accordingly, the decline in cost of real estate sold in 1997 and 1998 from that cost in 1996, and the related reduction in cost of real estate sold as a percentage of real estate sales, is primarily the result of cumulative adjustments the Company made in
1997 and 1998 to reflect changes in its revenue and cost estimates.   Property
sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         In addition to gains from Meadow Pointe residential lot sales, results for 1997 included aggregate gains of $79,000 from sales of a two-acre church site, a one-acre day care center site and a model home, all within the Meadow Pointe project, and a lot in a residential development adjacent to Meadow Pointe. Real estate sales in 1997 also included a gain of $61,000 from the sale of a half acre of raw land in Nashville, Tennessee. There were no such gains in 1996 and 1998.

         Real estate leasing income in each of 1996, 1997 and 1998 included $1,815,000 of rental income from the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). The rental of model homes at Meadow Pointe accounted for $7,000, $26,000 and $27,000 of real estate leasing income in 1996, 1997 and 1998, respectively. Depreciation and amortization expense during each of these three years was entirely attributable to the Tempe property.

         Interest and dividends from investments in the years 1998, 1997 and 1996 has varied with the amount of funds available for investment.

         General and administrative expenses charged against income were $72,000 greater in 1998 than in 1997, and $353,000 greater in 1997 than in 1996. The higher expenses in 1998 and 1997 were due principally to higher employee compensation and benefits expenses and professional fees. Employee compensation expenses capitalized against Tampa, Florida real estate in the years ended December 31, 1998, 1997 and 1996 were $73,000, $77,000 and $108,000, respectively, representing 7%, 8% and 12%, respectively, of total compensation for those years. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time directly to the Meadow Pointe project.

         In 1996 the Company realized gains of $94,000 from sales of a marketable equity security. There were no such gains or losses in 1997 and 1998.

         In 1998 the Company provided for estimated Florida income taxes of $30,000. The $99,000 benefit for state income taxes in 1997 resulted from the reversal of prior years' state income tax provisions.

Liquidity and Capital Resources
-------------------------------

         During the year ended December 31, 1998, cash and cash equivalents decreased by $691,000. This decrease was due principally to reductions in the Company's matured subordinated debentures, an increase in investments in marketable securities and purchases of the Company's common stock. At December 31, 1998, the Company held $4,059,000 in cash, cash equivalents and marketable securities as compared to $2,160,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock in the open market (see Note L of Notes to Consolidated Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through September 1998, two community development districts encompassing the Meadow Pointe project issued approximately $74.9 million of capital improvement revenue bonds. The Company currently anticipates the need for approximately $3 million of additional financing by one of the districts. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe (see Note H of Notes to Financial Statements). At December 31, 1998, real estate inventory held for current sale and land held for future development at Meadow Pointe was $2,330,000 greater than at December 31, 1997, as a result of the capitalization of various costs including payment of periodic bond assessments to the two community development districts.

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

          The statements in this Report on Form 10-KSB regarding Meadow Pointe property sales, financing of Meadow Pointe expenditures and any other statements which are not historical facts are forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Year 2000
---------

         The Company utilizes a number of computer software programs in conducting its business, primarily for financial and administrative purposes. The Company has addressed the "Year 2000 Problem" by upgrading its internal systems to the extent that the Company's software applications contain source code that is able to appropriately interpret the upcoming year "2000" and beyond. The cost of these upgrades was not material to the Company's financial position or results of operations.

         In addition, the Company is dependent to varying extents on the software applications of certain organizations with and through which it conducts business. The Company is in the process of identifying the extent of the Year 2000 problem which may exist within relevant outside organizations. The impact of the Year 2000 problem on those organizations is not known, however, management does not believe that impact will have a material adverse effect on the Company's financial position or results of operations. In management's opinion, the primary risk of a Year 2000 problem within its operations is a possible slowdown in the processing of information needed to complete short-term transactions. It is not believed that it would affect the timeframe for completion of the Meadow Pointe project or the value of other Company assets. The Company does not have a Year 2000 contingency plan as it does not believe that a worst case scenario would have a material adverse effect on its financial position or results of operations.

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

     The Company holds certain cash equivalents and marketable securities for non-trading purposes which are sensitive to changes in market value. In addition, the Company has issued debt which is subject to floating rates of interest. The Company does not believe that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements and Schedule Covered by Report of Independent Public Accountants



                                                                                               Page
                                                                                               ----

Report of independent public accountants........................................................12

Consolidated balance sheets at December 31, 1998 and 1997 ......................................13

Consolidated statements of income for the years ended December 31,
1998, 1997 and 1996 ............................................................................14

Consolidated statements of stockholders' equity for the years ended
December 31, 1998, 1997 and 1996 ...............................................................15

Consolidated statements of cash flows for the years ended December 31,
1998, 1997 and 1996 ............................................................................16

Notes to consolidated financial statements .....................................................17-27

Schedule III - Real estate and accumulated depreciation at
December 31, 1998...............................................................................28



                                     11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
February 12, 1999

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                                         December 31,
                                                                         ------------
                                                                      1998              1997
                                                                      ----              ----



ASSETS:
  Cash and cash equivalents                                        $ 3,347           $ 4,038
  Marketable securities                                                712               280
  Receivables                                                           74                89
  Real estate rental property, net of depreciation                   2,267             2,318
  Real estate inventory held for current sale
   and land held for future development                             16,005            13,657
  Lease contract receivable                                            661               599
  Deferred tax assets                                                   95                46
  Other assets                                                         757               815
                                                                   -------           -------

TOTAL ASSETS                                                       $23,918           $21,842
                                                                   -------           -------
                                                                   -------           -------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                                 $ 1,441           $ 1,531
  Subordinated debentures, unmatured                                   719               719
                                                                   -------           -------

   Total Liabilities                                                 2,160             2,250
                                                                   -------           -------


  STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,578,599 and 3,670,193 shares                                   358               367
    Capital surplus                                                 15,887            16,614
    Retained earnings                                                5,376             2,547
    Other accumulated comprehensive income                             137                64
                                                                   -------           -------

  Total Stockholders' Equity                                        21,758            19,592
                                                                   -------           -------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                              $23,918           $21,842
                                                                   -------           -------
                                                                   -------           -------




                        The accompanying notes are an integral
                                 part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share amounts)



                                                                                   Year Ended
                                                                                  December 31,
                                                                                  ------------
                                                                            1998       1997      1996
                                                                            ----       ----      ----

Revenues:
  Real estate sales                                                      $ 3,577    $ 3,456   $ 2,444
  Real estate rental income                                                1,842      1,841     1,822
  Interest and dividends                                                     207        287       278
  Other                                                                       13         22        15
                                                                           -----      -----     -----
                                                                           5,639      5,606     4,559

Costs and Expenses:
  Cost of real estate sold                                                   748        654       869
  Real estate operating                                                       43         52        74
  Depreciation and amortization                                               96         96        98
  Interest on subordinated debentures                                         52         55        59
  General and administrative                                               1,841      1,769     1,416
                                                                           -----      -----     -----
                                                                           2,780      2,626     2,516

Gross profit                                                               2,859      2,980     2,043

Gains from sales of securities                                                --         --        94
                                                                           -----      -----     -----


Income before income taxes                                                 2,859      2,980     2,137

Provision (benefit) for state income taxes                                    30        (99)       --
                                                                           -----      -----     -----

Net income                                                               $ 2,829     $3,079   $ 2,137
                                                                         -------     ------   -------
                                                                         -------     ------   -------

Net income per share:
   Basic                                                                 $   .78    $   .83   $   .57
                                                                         -------    -------   -------
                                                                         -------    -------   -------
   Diluted                                                               $   .70    $   .75   $   .53
                                                                         -------    -------   -------
                                                                         -------    -------   -------


Average shares used in computing basic
 net income per share                                                      3,640      3,697     3,746
Average shares and equivalents used in
 computing diluted net income per share                                    4,039      4,078     4,042





                         The accompanying notes are an integral
                                 part of these statements

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands)






                                                                               Year Ended December 31,
                                                                    ----------------------------------------
                                                                    1998              1997              1996
                                                                    ----              ----              ----


Common Stock:
  Balance at beginning of period                                $    367           $   373           $   375
  Purchases of common stock -- par value                              (9)               (6)               (2)
                                                                --------           -------           -------
  Balance at end of period                                      $    358           $   367           $   373
                                                                --------           -------           -------
                                                                --------           -------           -------

Capital Surplus:
  Balance at beginning of period                                 $16,614           $17,078           $17,208
  Purchases of common stock --
    excess over par value                                           (727)             (464)             (118)
  Purchases of stock options                                          --                --               (12)
                                                                 -------           -------           -------
  Balance at end of period                                       $15,887           $16,614           $17,078
                                                                 -------           -------           -------
                                                                 -------           -------           -------

Retained Earnings (Deficit):
  Balance at beginning of period                                $  2,547           $  (532)         $ (2,669)
  Net income                                                       2,829             3,079             2,137
                                                                --------           -------           --------
  Balance at end of period                                      $  5,376           $ 2,547          $   (532)
                                                                --------           -------           -------
                                                                --------           -------           -------

Other Accumulated Comprehensive Income
  Balance at beginning of period                                $     64           $    36          $    (47)
  Unrealized gains from marketable equity
    securities during period                                          73                28                83
                                                                 -------           -------           -------
  Balance at end of period                                      $    137           $    64          $     36
                                                                 -------           -------          --------
                                                                 -------           -------          --------







Accumulated Comprehensive
  Income (Loss):
  Balance at beginning of period                                 $ 2,611            $ (496)          $(2,716)
                                                                  ------           -------           -------

  Net income                                                       2,829             3,079             2,137
  Unrealized gains from marketable
    equity securities during period                                   73                28                83
                                                                  ------           -------           -------
  Comprehensive income for period                                  2,902             3,107             2,220
                                                                  ------           -------           -------
  Balance at end of period                                       $ 5,513           $ 2,611            $ (496)
                                                                 -------           -------            ------
                                                                 -------           -------            ------





                   The accompanying notes are an integral part of
                                  these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)




                                                                              Year Ended December 31,
                                                                     ---------------------------------------
                                                                    1998              1997              1996
                                                                    ----              ----              ----


Cash flows from operating activities:
  Net income                                                   $   2,829         $   3,079           $ 2,137
Adjustments to reconcile net income to
 net cash used by operating activities:
    Gains from securities                                             --                --               (94)
    Gains from sales of real estate                               (2,829)           (2,802)           (1,575)
    Net cash proceeds from sales of real estate                    1,929             2,083             1,615
    Mortgage loan payments                                            --               100               610
    Real estate development costs                                 (2,878)           (2,094)           (1,946)
    Reimbursement of real estate
        development costs                                          1,430               694               272
    Changes in certain assets and liabilities:
        Decrease in receivables                                       15                30                24
        Increase in lease contract receivable                        (62)             (236)             (318)
        Increase (decrease) in payables
         and accrued liabilities                                      95               (14)             (212)
        Decrease in deferred income taxes                             --                (8)               (8)
        Other net                                                     60              (248)             (132)
                                                                  ------            ------            ------
      Total adjustments to net income                             (2,240)           (2,495)           (1,764)
                                                                  ------            ------            ------
        Net cash provided
         by operating activities                                     589               584               373

Cash flows from investing activities:
  Purchases of marketable securities                                (359)             (212)               --
  Proceeds from sales of marketable securities                        --                --               675
  Investment in limited liability company                             --              (300)               --
                                                                  ------            ------            ------
         Net cash provided (used) by investing activities           (359)             (512)              675

Cash flows from financing activities:
  Reductions in subordinated debentures                             (185)             (662)             (486)
  Purchases of the Company's common stock                           (736)             (470)             (120)
  Other                                                               --                --               (12)
                                                                  ------            ------            ------
        Net cash used by financing activities                       (921)           (1,132)             (618)
                                                                  ------            ------            ------

Net increase (decrease) in cash
  and cash equivalents                                              (691)           (1,060)              430

Cash and cash equivalents at beginning of period                   4,038             5,098             4,668
                                                                  ------            ------            ------
Cash and cash equivalents at end of period                       $ 3,347           $ 4,038           $ 5,098
                                                                  ------            ------            ------
                                                                  ------            ------            ------

Supplemental disclosures of cash flow
  information:

   Cash paid during the year for
     interest (net of amount capitalized)                        $    52           $    55           $    61
                                                                  ------            ------            ------
                                                                  ------            ------            ------



                             The accompanying notes are
                        an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Business and Principles of Consolidation

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

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

Note C - Business Segments

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 131 requires the Company to disclose information used by management to evaluate its individual business segments. As the Company currently is engaged in only one business segment, no additional disclosures are required. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note D - Earnings Per Share

In March 1997, the FASB issued Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by the weighted average number of shares outstanding during the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share give effect to such dilutive securities. The Company adopted the disclosure requirements of SFAS 128 in the fourth quarter of 1997. Earnings per share data for the periods reported have

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


been computed as follows (in thousands, except per share amounts):




                                                                       Year Ended December 31,
                                                                       -----------------------

                                                               1998              1997           1996
                                                               ----              ----           ----

Net income                                                   $2,829            $3,079         $2,137
                                                             ------            ------         ------
                                                             ------            ------         ------
Weighted average number of shares
 outstanding:
Common Stock                                                  3,640             3,697          3,746
Common stock equivalents -
 stock options (1)                                              399               381            296
                                                              -----             ------        ------
                                                              4,039             4,078          4,042
                                                             ------             ------        ------
                                                             ------             ------        ------
Net income per share:
Basic - based on weighted average
number of shares of common stock
outstanding                                                  $.  78           $   .83        $   .57
                                                             ------           -------        -------
                                                             ------           -------        -------

Diluted - based on weighted average
number of shares of common stock
and common stock equivalents
outstanding                                                  $  .70           $   .75        $   .53
                                                             ------           -------        -------
                                                             ------           -------        -------



(1) Computation is based on the treasury stock method using the average market price.


Note E - Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximated market value.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note F - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 1998 and 1997 were as follows (in thousands):



                                       1998                                           1997
                         ----------------------------------        --------------------------------------

                                        Gross                                        Gross
                        Amortized     Unrealized     Fair           Amortized      Unrealized        Fair
                          Cost          Gains        Value            Cost           Gains           Value
                          ----          -----        -----            ----           -----           -----


Common Stock              $ 575         $ 137        $ 712            $ 216           $ 64           $ 280
                          -----         -----        -----            -----           ----           -----
                          -----         -----        -----            -----           ----           -----


Unrealized gains and losses are presented in stockholders' equity.

Proceeds from sales of securities available for sale were $675,000 in 1996. There were no such sales in 1997 or 1998. Gross gains of $94,000 were realized on securities sales in 1996. Gains and losses are computed using the specific identification method.

Note G - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1998, contractual rental revenues from the lease with Bank One are projected as follows:

                  1999                         1,826,000
                  2000                         1,848,000
                  2001                         1,936,000
                  2002                         1,953,600
                  2003                         1,975,600
                  2004 and after               2,310,000

On January 1, 1996, in accordance with generally accepted accounting principles
(GAAP), the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 1998 and 1997 was as follows (in thousands):



                                                                Accumulated
                                             Cost               Depreciation           Net
                                             ----               ------------          ----


                1998                        $4,470                $2,203             $2,267
                                            ------                ------             ------
                                            ------                ------             ------

                1997                        $4,470                $2,152             $2,318
                                            ------                ------             ------
                                            ------                ------             ------


Note H - Real Estate Inventory Held for Current Sale and
         Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 436 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,859,000 at December 31, 1998 and $13,529,000 at December 31, 1997, which the Company believes was less than their fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through September 1998, the two community development districts issued an aggregate $74.9 million of capital improvement revenue bonds, including $14.2 million issued in 1998. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

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

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 1998, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $31 million.

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

Note I - Income Taxes

As of December 31, 1998 and 1997, the Company had recorded the following net deferred tax assets. Amounts at December 31, 1997 have been adjusted to conform to the Company's 1997 federal income tax returns as filed in September 1998.


                                                                    Tax Effect (in thousands)
                                                                    ------------------------
                                                       December 31, 1998            December 31, 1997
                                                       -----------------            -----------------

Deferred tax assets:
Net operating loss carryforwards                             $ 3,946                       $ 3,888
Federal Alternative Minimum Tax
 payments                                                         95                            46
Deferred tax liabilities:
Land basis                                                    (1,843)                         (761)
Effect of accelerated depreciation                              (195)                         (181)
Other                                                           (152)                         (117)
                                                             -------                       -------
                                                               1,851                         2,875
Less: valuation allowance                                     (1,756)                       (2,829)
                                                             -------                        -------
Net deferred tax assets                                      $    95                        $   46
                                                             -------                        ------
                                                             -------                        ------

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 1998, 1997 and 1996 because it realized the benefits, respectively, of $1,073,000, $1,202,000 and $793,000 of deferred tax assets. In 1998 the Company provided for estimated Florida income taxes of $30,000. The $99,000 benefit for state income taxes for the year ended December 31, 1997, resulted from the reversal of prior years' state income tax provisions.

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 1998, 1997 and 1996:


                                                                       Year Ended December 31,
                                                                       -----------------------

                                                                   1998          1997          1996
                                                                   ----          ----          ----


Expected federal statutory income tax rate                        34.0%          34.0%         34.0%
State income taxes, net of federal tax benefit                     3.9            3.9           4.3
Reversal of prior years' state income tax provisions                --           (3.3)           --
  income
Utilization of deferred tax assets                                (36.9)        (37.9)        (38.3)
                                                                  -----         -----          -----
Effective tax rate                                                 1.0%          (3.3)%          --%
                                                                  -----         -----          -----
                                                                  -----         -----          -----




At December 31, 1998, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $10,400,000 which expire as follows (in thousands):



                Year of Expiration
               ------------------


            2002               $    600
            2003                  1,100
            2004                    700
            2005                    500
            2006                    700
            2007                  1,500
            2008                  2,100
            2009                  2,200
            2010                    100
            2011                    800
            2012                    100
                               --------
                                $10,400
                               --------
                               --------


                BF ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note J - Subordinated Debentures

At December 31, 1998, $719,000 of the Company's Floating Rate Subordinated Debentures due December 31, 1999, was outstanding. The interest rate for the floating rate debentures is variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1998, 1997 and 1996.

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 1998, the $982,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities. At December 31, 1998, the Company had outstanding a $1,000,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

Note K - Rental Commitments

Rental expense, primarily for office premises, amounted to $52,000, $59,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 2004 were:




             1999                      $ 70,000
             2000                        72,000
             2001                        72,000
             2002                        72,000
             2003                        72,000
             2004                         6,000



Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 1998, 1997 and 1996 the Company purchased shares of its common

               BF ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock, primarily in open market transactions: 91,594 shares for $736,000 in 1998, 63,700 shares for $470,000 in 1997 and 19,300 shares for $120,000 in 1996.


Note M - Stock Plans

The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") was approved by the stockholders of the Company at its Annual Meeting of Stockholders on May 27, 1998. The 1997 Plan provides that 560,000 shares of the Company's common stock be made available for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") and Amended and Restated Management Incentive Compensation Plan (the "Original Employee Plan") govern certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan or the
Original Employee Plan.   The Company's 1994 Stock Option Plan for Outside
Directors (the "1994 Director Plan"), provides for the grant of stock options to those of its directors who are not employed by the Company (the
"Outside Directors").

The 1997 Plan, the 1993 Employee Plan and the Original Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons (as that term is defined in Rule 16b-3, promulgated pursuant to the Securities Exchange Act of 1934, as amended). The Committee selects participants in the 1997 Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights.

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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May 1995, May 1996, May 1997 and May 1998. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May 1998. All options granted pursuant to the

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's stock on the date of grant. This method of accounting for options is acceptable under GAAP. In 1996 the FASB established a second, preferred method of accounting for compensation awarded through options which applies an option pricing theory to measuring option compensation. This method of accounting is set forth in Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 permits the continued application of the method employed by the Company. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of December 31, 1998, 1997 and 1996 (in thousands, except per share amounts):

                                                                   1998        1997       1996
                                                                   ----        ----       ----


       Net income:         As reported                          $ 2,829     $ 3,079    $ 2,137
                           SFAS 123 adjustment                     (157)       (188)      (163)
                                                                -------      ------     ------
                           Pro forma                            $ 2,672     $ 2,891    $ 1,974
                                                                 ------      ------     ------
                                                                 ------      ------     ------

       Diluted income
       per share:          As reported                           $  .70     $   .75    $   .53
                           SFAS 123 adjustment                     (.04)       (.04)      (.04)
                                                                 ------      ------     ------
                           Pro forma                             $  .66     $   .71    $   .49
                                                                 ------      ------     ------
                                                                 ------      ------     ------


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of December 31, 1998 and March 1, 1999, 411,000 shares were available for future grant under the 1997 Plan, 67,000 shares were available for future grant under the 1994 Director Plan and 895,500 of the stock options were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vest at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

                BF ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:


                                                  1998               1997              1996
                                                  ----               ----              ----


Risk free interest rate                           4.6%               5.7%              6.4%
Expected dividend yield                           none               none              none
Expected life of options                         5 years           5 years           5 years
Expected volatility                               0.1%               0.1%              5.0%



Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.59 in 1998, $2.06 in 1997 and $1.68 in 1996. The
SFAS 123 adjustments for 1998, 1997 and 1996 appearing above are the product of these weighted average fair values and the number of options granted in each of the three years, after giving effect to the capitalization of a portion of these compensation costs to the Meadow Pointe project.

A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:


                                     1998                           1997                            1996
                                     ----                           ----                            ----



                                          Weighted-                      Weighted-                        Weighted-
                                           Average                        Average                          Average
                                           Exercise                       Exercise                        Exercise
                            Options         Price           Options        Price             Options        Price
                            -------         -----           -------        -----             -------        -----
Outstanding at
Beginning  Of
Year                        804,500        $ 4.14           704,500       $ 3.55             598,500       $ 3.06
Granted                      99,500          7.80           100,000         8.28             109,000         6.24
Purchased                        --            --                --           --              (3,000)        2.88
                            -------        ------           -------       ------           ---------
Outstanding at End
of Year                     904,000          4.54           804,500         4.14             704,500         3.55
                            -------                         -------                         --------
                            -------                         -------                         --------

Exercisable at End
of Year                     895,500          4.52           789,250         4.10             687,500         3.51
                            -------                         -------                          -------
                            -------                         -------                          -------



                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 1998:



                                         Options Outstanding
                        ---------------------------------------------------                 Options Exercisable
                                                                                        ---------------------------


                                             Weighted             Weighted -
                        Number                Average               Average            Number              Weighted -
      Range of       Outstanding at         Remaining             Exercise         Exercisable at           Average
  Exercise Prices       12/31/98         Contractual Life            Price            12/31/98         Exercise Price
  ---------------       --------         ----------------           ------            --------         --------------
  $2.50 to $2.88         481,500            3.73 years              $2.67             481,500              $2.67
  $3.87 to $4.75         110,000            6.83 years               4.67             110,000               4.67
  $5.87 to $6.25         113,000            7.87 years               6.23             107,500               6.23
  $7.75 to $9.00         199,500            9.40 years               8.04             196,500               8.03
                         -------                                                      -------
                         904,000                                                      895,500
                         -------                                                      -------
                         -------                                                      -------






                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                                 December 31, 1998
                                              (Thousands of dollars)







                             Initial Cost     Cost Capitalized Subsequent    Gross Amount at Which
                              to Company           to Acquisition         Carried at Close of Period
                             -----------          ---------------         --------------------------





                                                                                                                Life on
                                                                                                                 Which
                                                Gross Amount                                                  Depreciation
                                               At Which Carried                                                 in Latest
                  Initial Cost to Company     At Close of Period                                               Statements
                                                                                                             of Operations
                         Buildings and             Buildings and          Accumulated    Date of       Date         is
Description        Land   Improvements      Land   Improvements   Total   Depreciation Construction  Acquired    Computed
-----------        ----   ------------      ----   ------------   -----   ------------ ------------  --------   ----------


Office and
Manufacturing
Building -
Tempe, Arizona     $ 736     $ 3,734    $ 736    $ 3,734     $ 4,470    $ 2,203       1977          1977       40 Years
                   -----     -------    -----    -------     -------    -------
                   -----     -------    -----    -------     -------    -------



Notes:

(1) For Federal income tax purposes at December 31, 1998, real estate was carried at a cost of $1,754,000.

(2)      Reconciliation of "Real Estate and Accumulated Depreciation":




                                                Year Ended December 31,
                       --------------------------------------------------------------------------
                                  1998                     1997                     1996
                       ------------------------   ------------------------   --------------------
                      Investment    Accumulated   Investment  Accumulated   Investment  Accumulated
                        Amount      Depreciation    Amount    Depreciation    Amount    Depreciation
                        ------      ------------    ------    ------------    ------    ------------




Balance at
beginning of
year                   $ 4,470        $ 2,152      $ 4,470     $ 2,101       $ 4,470     $ 2,050
Additions:
Depreciation
charged to
costs &
expenses                                   51                       51                        51
                        -------       -------      -------      -------      -------     -------
Balance at end
of year                $ 4,470        $ 2,203      $ 4,470     $ 2,152       $ 4,470     $ 2,101
                       -------        -------      -------     -------       -------     -------
                       -------        -------      -------     -------       -------     -------



Item 9. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure.
        ------------------------

        None.
                                     PART III


        The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May 1999.

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

                  Consolidated balance sheets at December 31, 1998 and 1997.

                  Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to financial statements.

                  Selected quarterly financial data for the years ended December 31, 1998 and 1997 have not been included in the notes to the financial statements as they were not required.

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

            10.19c Second Amendment to Lease, dated as of May 15, 1998, between 100 Bush Corporation, as landlord, and the registrant, as tenant - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

            10.20 Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           *10.21 1997 Long-Term Incentive Plan of BF Enterprises, Inc. dated as of December 10, 1997 and approved by the Company's stockholders at the Company's 1998 Annual Meeting of Stockholders held on May 27, 1998 - filed herewith to the registrant's Annual Report on Form-10KSB for the fiscal year ended December 31, 1998.

           *10.22 Amended BF Enterprises, Inc. 1994 Stock Option Plan for Outside Directors including all amendments through May 27, 1998 - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
                       December 31, 1998.

            10.23 Amended and Restated Letter of Credit Reimbursement Agreement, dated July 31, 1998, among IBJ Schroder Bank & Trust Company, the registrant and the registrant's wholly-owned subsidiary, Boothe Financial Corporation - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

             21        Subsidiaries of the registrant.

--------------------------------------------


         * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

b)      Reports on Form 8-K

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



                                    BF ENTERPRISES, INC.
                                    --------------------
                                       (Registrant)



Date:  March 26, 1999                By: /s/ S. Douglas Post
                                         ---------------------------------
                                          S. Douglas Post, Vice President
                                          and Treasurer
                                          (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 26, 1999                         By: /s/ Brian P. Burns
                                                  --------------------------
                                                  Brian P. Burns
                                                  Chairman of the Board of Directors, President
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  March 26,1999                          By: /s/ Paul Woodberry
                                                  ---------------------------
                                                  Paul Woodberry
                                                  Executive Vice President,
                                                  Chief Financial Officer and a Director
                                                  (Principal Financial Officer)


Date:  March 26, 1999                        By:  /s/ Daniel S. Mason
                                                  ---------------------------
                                                  Daniel S. Mason, Director


Date:  March 26, 1999                        By: /s/ Ralph T. McElvenny, Jr.
                                                 ----------------------------
                                                 Ralph T. McElvenny, Jr., Director


Date:  March 26, 1999                        By: /s/ Charles E.F. Millard
                                                 ----------------------------
                                                 Charles E.F. Millard, Director


Date:  March 26, 1999                        By: /s/ S. Douglas Post
                                                 -----------------------------
                                                 S. Douglas Post, Vice President and Treasurer
                                                 (Principal Accounting Officer)


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

                                          36



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



Exhibit                                                                                                        Sequential
Number                                                                                                         Page Number
------                                                                                                         -----------
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

 10.19c      Second Amendment to Lease, dated as of May 15, 1998, between 100 Bush Corporation, as landlord,            40
             and the registrant, as tenant - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

*10.21       1997 Long-Term Incentive Plan of BF Enterprises, Inc. dated as of December 10, 1997 and approved           42
             by the Company's stockholders at the Company's 1998 Annual Meeting of Stockholders held on May 27,
             1998 - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended
             December 31, 1998.

*10.22       Amended BF Enterprises, Inc. 1994 Stock Option Plan for Outside Directors including all amendments         62
             through May 27, 1998 - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

 10.23       Amended and Restated Letter of Credit Reimbursement Agreement, dated July 31, 1998, among IBJ Schroder     75
             Bank & Trust Company, the registrant and the registrant's wholly-owned subsidiary, Boothe Financial
             Corporation - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

  21         Subsidiaries of the registrant.                                                                           101

--------------------------------------------


    *        Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14
             (c) of Form 10-K.

