Form 10QSB
period 1999-03-31
BF ENTERPRISES INC
filed 1999-05-17
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                 ------------------------------------


                            FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999, or

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

                ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X      No
                                                                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1999:

              3,516,049 shares of $.10 par value Common Stock

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
                              I N D E X
                              ---------
                                                                          Page
                                                                          ----

PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

          - Consolidated balance sheets.......................................3

          - Consolidated statements of income.................................4

          - Consolidated statements of stockholders' equity ..................5

          - Consolidated statements of cash flows ............................6

          - Notes to financial statements ....................................7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................10



PART II OTHER INFORMATION

   Item 1. Legal Proceedings.................................................13

   Item 6. Exhibits and Reports on Form 8-K  ................................13

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (in thousands, except per share amounts)


                                              March 31,            December 31,
                                                1999                   1998
                                                ----                   ----

ASSETS:
  Cash and cash equivalents                    $  3,901               $  3,347
  Marketable securities                             737                    712
  State income tax refund receivable                656                     --
  Other receivables                                  34                     74
  Real estate rental property,
    net of depreciation                           2,254                  2,267
  Real estate inventory held for current sale
    and land held for future development         15,685                 16,005
  Lease contract receivable                         675                    661
  Other assets                                      854                    852
                                                 ------                 ------
TOTAL ASSETS                                   $ 24,796               $ 23,918
                                                 ------                 ------
                                                 ------                 ------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities             $  1,283               $  1,441
  Subordinated debentures, unmatured                714                    719
                                                  -----                  -----
TOTAL LIABILITIES                                 1,997                  2,160
                                                  -----                  -----


  Stockholders' equity:
   Common stock, $.10 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
     3,550,849 and 3,578,599 shares                 355                    358
   Capital surplus                               15,674                 15,887
   Retained earnings                              6,608                  5,376
   Other accumulated comprehensive income           162                    137
                                                 ------                 ------
  Total stockholders' equity                     22,799                 21,758
                                                 ------                 ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 24,796               $ 23,918
                                                 ------                 ------
                                                 ------                 ------


                The accompanying notes to financial statements
                   are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                        1999              1998
                                                        ----              ----

Revenues:
  Real estate sales                                   $ 739               $ 650
  Real estate rental income                             461                 461
  Interest and dividends                                 46                  56
  Other                                                  32                  --
                                                      -----               -----
                                                      1,278               1,167
                                                      -----               -----
Costs and Expenses:
  Cost of real estate sold                              185                 150
  Depreciation and amortization                          24                  24
  Interest on subordinated debentures                    12                  13
  General and administrative                            481                 455
                                                      -----               -----
                                                        702                 642
                                                      -----               -----
Income before income taxes                              576                 525
Benefit for state income taxes                         (656)                 --
                                                      -----               -----
Net income                                           $1,232              $  525
                                                      -----               -----
                                                      -----               -----
Net income per share:
   Basic                                             $  .34              $  .14
                                                      -----               -----
                                                      -----               -----
   Diluted                                           $  .31              $  .13
                                                      -----               -----
                                                      -----               -----
Average shares used in computing basic
     net income per share                             3,572               3,664

Average shares and equivalents used in computing
     diluted net income per share                     3,970               4,075


                  The accompanying notes to financial statements
                    are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                        1999              1998
                                                        ----              ----

Common stock:
  Balance at beginning of period                    $    358           $    367
  Purchases of common stock - par value                   (3)                (2)
                                                     -------            -------
  Balance at end of period                          $    355           $    365
                                                     -------            -------
                                                     -------            -------
Capital surplus:
  Balance at beginning of period                    $ 15,887           $ 16,614
  Purchases of common stock - excess over par value     (213)              (127)
                                                     -------            -------
  Balance at end of period                          $ 15,674           $ 16,487
                                                     -------            -------
                                                     -------            -------
Retained earnings:
  Balance at beginning of period                    $  5,376           $  2,547
  Net income                                           1,232                525
                                                     -------            -------
  Balance at end of period                          $  6,608           $  3,072
                                                     -------            -------
                                                     -------            -------
Other accumulated comprehensive income:
  Balance at beginning of period                    $    137           $     64
  Unrealized gains from marketable equity
    securities during period                              25                 65
                                                     -------            -------
  Balance at end of period                          $    162           $    129
                                                     -------            -------
                                                     -------            -------



Accumulated comprehensive income:
    Balance at beginning of period                  $  5,513           $  2,611
                                                     -------            -------
    Net income                                      $  1,232           $    525
    Unrealized gains from marketable
      equity securities during period                     25                 65
                                                     -------            -------
    Comprehensive income for period                 $  1,257           $    590
                                                     -------            -------
    Balance at end of period                        $  6,770           $  3,201
                                                     -------            -------
                                                     -------            -------

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                           1999           1998
                                                           ----           ----

Cash flows from operating activities:
 Net income                                              $ 1 ,232       $  525
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Gains from sales of real estate                             (554)        (500)
 Net cash proceeds from sales of real estate                  496          416
 Real estate development costs                               (392)        (297)
 Reimbursement of real estate development costs               770          155
 Changes in certain assets and liabilities:
   Increase in state income tax refund receivable            (656)          --
   Decrease in other receivables                               40            2
   Decrease (increase) in lease contract receivable           (14)         109
   Increase (decrease) in payables and accrued liabilities    (56)          12
   Other, net                                                  11          (28)
                                                           ------       ------
   Total adjustments to net income                           (355)        (131)
                                                           ------       ------
   Net cash provided by operating activities                  877          394

Cash flows from investing activities:
 Purchases of marketable securities                            --         (283)
                                                           ------       ------
   Net cash used by investing activities                       --         (283)

Cash flows from financing activities:
 Reductions in subordinated debentures                       (107)         (72)
 Purchases of the Company's common stock                     (216)         (129)
                                                           ------        ------
   Net cash used by financing activities                     (323)        (201)
                                                           ------        ------

Net increase (decrease) in cash and cash equivalents          554          (90)
Cash and cash equivalents at beginning of period            3,347         4,038
                                                           ------        ------
Cash and cash equivalents at end of period                $ 3,901       $ 3,948
                                                           ------        ------
                                                           ------        ------

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
   (net of amount capitalized)                           $    --       $    13
                                                          ------        ------
                                                          ------        ------



                The accompanying notes to financial statements
                   are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company")and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 and in the Company's Form 10-QSB for the quarterly period ended March 31, 1998.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                           1999           1998
                                                           ----           ----

Net Income                                               $ 1,232        $   525
                                                          ------         ------
                                                          ------         ------
Weighted average number of shares outstanding:

Common stock                                              3,572           3,664

Common stock equivalents -
  stock options (1)                                         398             411
                                                          -----           -----
                                                          3,970           4,075

Net income per share:

 Basic - based on weighted average number
   of shares of common stock outstanding                 $  .34          $  .14
                                                          -----           -----
                                                          -----           -----
 Diluted - based on weighted average number
   of shares of common stock and common stock
   equivalents outstanding                               $  .31          $  .13
                                                          -----           -----
                                                          -----           -----

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

Note D - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 420 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,685,000 at March 31, 1999 and $16,005,000 at
December 31, 1998, which the Company believes was less than their fair value.

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

Note E - Benefit for State Income Taxes

In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended
December 31, 1981. The suit arose out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a request for refund in the full amount of that payment. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000. The Company's request for refund was denied and the action described above was filed. In May 1997, the Court granted the FTB's motion for summary judgement and dismissed the Company's action. The Company filed an appeal of the judgement with a California Court of Appeal. In late 1998, the Appellate Court unanimously upheld the Company's position. The Appellate Court ordered reimbursement to the Company of the entire amount originally paid to the FTB, plus interest to the date of reimbursement.

Reimbursement of $926,000 was received from the FTB in April 1999. In the three months ended March 31, 1999, the Company recorded a state income tax benefit of $656,000, after deduction of related federal and state income taxes of $270,000 that are the liability of the Company's predecessor.

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 1999, the Company purchased 27,750 shares of its common stock for an aggregate amount of $216,000. During the three months ended March 31, 1998, the Company purchased 15,300 shares of its common stock for an aggregate amount of $129,000.

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations
---------------------

Net income increased from $525,000 in the three months ended March 31, 1998 to $1,232,000 in the three months ended March 31, 1999, primarily as a result of a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 tax assessment (see Note E of Notes to Financial Statements). Net income included gains of $554,000 and $500,000 in the three months ended March 31, 1999 and 1998, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. The Company sold 105 developed lots at Meadow Pointe during the three months ended March 31, 1999, and 62 lots in the same period of 1998. Construction activity and sales were seriously hampered by heavy rains in the Tampa area during the 1998 period.

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

Interest and dividends from investments accounted for $46,000 and $56,000 of revenues in the three months ended March 31, 1999 and 1998, respectively. The decrease in 1999 was due to a decline in interest rates.

General and administrative expenses in the three months ended March 31, 1999 were $26,000 higher than in the comparable period in 1998, due principally to the inclusion in the 1999 period of $62,000 of legal fees related to the Company's suit against the California Franchise Tax Board (see Note E of Notes to Financial Statements).


Liquidity and Capital Resources
-------------------------------
At March 31, 1999, the Company held $4,638,000 in cash, cash equivalents and marketable securities, as compared to $1,997,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

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

In addition, the Company is dependent to varying extents on the software applications of certain organizations with and through which it conducts business. The Company is in the process of identifying the extent of the Year 2000 problem which may exist within relevant outside organizations. The impact of the Year 2000 problem on those organizations is not known, however, management does not believe that impact will have a material adverse effect on the Company's financial position or results of operations. In management's opinion, the primary risk of a Year 2000 problem within its operations is a possible slowdown in the processing of information needed to complete short-term transactions. It is not believed that it would affect the time frame for completion of the Meadow Pointe project or the value of other Company assets. The Company does not have a Year 2000 contingency plan as it does not believe that a worst case scenario would have a material adverse effect on its financial position or results of operations.

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

          On October 16, 1998, the Court granted summary judgement in favor of the Company's subsidiary on Count 1 of the Severed Complaint for Declaratory Relief. The Court ruled that the recently established voluntary homeowners association for Meadow Pointe, to which the Company's subsidiary had assigned certain of its rights pursuant to the Declarations of Restrictions recorded in the public records of Pasco County, Florida, had standing to enforce said Declarations of Restrictions. Plaintiffs have moved for reconsideration of the Court's ruling. On November 3, 1998, the Company's subsidiary moved for summary judgement on the remaining count for injunctive relief. The Court denied that motion on December 7, 1998, but on December 14, 1998, plaintiffs voluntarily dismissed the count for injunctive relief. Certain plaintiffs then filed a notice on January 27, 1999 from the Court's October 16, 1998 Order. That appeal is currently pending. The Company believes that it has meritorious defenses to the claims made against its subsidiary, and it intends to continue to vigorously contest the action.

          The Company is not a party to any other pending legal proceedings except routine litigation incidental to its business.

Item 6.   Exhibits and Reports on Form 8-K
          -------------------------------

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

                                              BF ENTERPRISES, INC.
                                             (Registrant)


Date:              May 14, 1999               /s/ Brian P. Burns
                                              -----------------------------
                                              Brian P. Burns
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                             (Duly Authorized Officer)


Date:              May 14, 1999               /s/ S. Douglas Post
                                              ----------------------------
                                              S. Douglas Post
                                              Vice President and Treasurer
                                             (Principal Accounting Officer)