Form 10QSB
period 1999-06-30
BF ENTERPRISES INC
filed 1999-08-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                ------------------------------------


                            FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999:

               3,478,899 shares of $.10 par value Common Stock

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

          - Consolidated statements of cash flows.............................6

          - Notes to financial statements ....................................7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................10



PART II OTHER INFORMATION

   Item 1. Legal Proceedings ................................................13

   Item 6. Exhibits and Reports on Form 8-K .................................13

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                  (in thousands, except per share amounts)


                                              June 30,             December 31,
                                               1999                    1998
                                               ----                    ----


ASSETS:
  Cash and cash equivalents                   $ 4,660                 $ 3,347
  Marketable securities                           764                     712
  Receivables                                     248                      74
  Real estate rental property,
    net of depreciation                         2,242                   2,267
  Real estate inventory held for current sale
    and land held for future development       15,824                  16,005
  Lease contract receivable                       666                     661
  Deferred tax assets                             138                      95
  Other assets                                    722                     757
                                                  ---                     ---
TOTAL ASSETS                                 $ 25,264                $ 23,918
                                             ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities           $  1,296                $  1,441
  Subordinated debentures, unmatured              714                     719
                                                  ---                     ---
  Total liabilities                             2,010                   2,160
                                                -----                   -----


  Stockholders' equity:
   Common stock, $.10 par value
   Authorized - 10,000,000 shares
   Issued and outstanding -
     3,511,949 and 3,578,599 shares               351                     358
   Capital surplus                             15,217                  15,887
   Retained earnings                            7,497                   5,376
   Other accumulated comprehensive income         189                     137
                                                  ---                     ---
  Total stockholders' equity                   23,254                  21,758
                                               ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 25,264                $ 23,918
                                             ========                ========

                  The accompanying notes to financial statements
                    are an integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (in thousands, except per share amounts)


                                        Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                        1999        1998       1999        1998
                                        ----        ----       ----        ----

Revenues:

  Real estate sales                   $ 1,116      $ 969     $1,855       $1,619

  Real estate rental income               460        460        921          921

  Interest and dividends                   54         56        100          112

  Other                                     8         --         40           --
                                         ----       ----       ----         ----
                                        1,638      1,485      2,916        2,652
                                        -----      -----      -----        -----

Costs and Expenses:

  Cost of real estate sold                251        199        436          349

  Depreciation and amortization            24         25         48           49

  Interest on subordinated debentures      13         12         25           25

  General and administrative              461        506        942          961
                                          ---        ---        ---          ---
                                          749        742       1,451       1,384
                                          ---        ---       -----       -----

Income before income taxes                889        743       1,465       1,268

Benefit for income taxes                   --         --        (656)         --
                                          ---        ---         ----        ---
Net income                              $ 889      $ 743       $2,121     $1,268
                                        =====      =====       ======     ======
Net income per share:

  Basic                                 $ .25      $ .20       $  .60     $  .35
                                        =====      =====       ======     ======
  Diluted                               $ .23      $ .18       $  .54     $  .31
                                        =====      =====       ======     ======

Average shares used in computing
   basic net income per share           3,520      3,651        3,546      3,658

Average shares used in computing
   diluted net income per share         3,882      4,058        3,926      4,067

                  The accompanying notes to financial statements
                     are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                (in thousands)


                                                       Six Months Ended
                                                            June 30,
                                                         ------------
                                                      1999           1998
                                                      ----           ----

Common stock:

  Beginning of period                              $   358        $   367

  Purchases of common stock - par value                (11)            (2)

  Exercise of stock options - par value                  4             --
                                                       ---            ---
  End of period                                    $   351        $   365
                                                    ======         ======

Capital surplus:

  Beginning of period                              $15,887        $16,614

  Purchases of common stock - excess over par value   (775)          (202)

  Exercise of stock options - excess over par value    105             --
                                                       ---            ---
  End of period                                    $15,217        $16,412
                                                   =======        =======

Retained earnings:

  Beginning of period                              $ 5,376        $ 2,547

  Net income                                         2,121          1,268
                                                     -----          -----
  End of period                                    $ 7,497        $ 3,815
                                                   =======        =======

Other accumulated comprehensive income:

  Beginning of period                              $  137         $    64

  Gain during period                                   52              84
                                                       --              --
  End of period                                    $  189         $   148
                                                   ======         =======



Accumulated comprehensive income:

  Beginning of period                             $ 5,513         $ 2,611
                                                  -------         -------
  Net income                                      $ 2,121         $ 1,268

  Unrealized gains from marketable
    equity securities                                  52              84
                                                       --              --
  Comprehensive income for period                 $ 2,173         $ 1,352
                                                  -------         -------
  End of period                                   $ 7,686         $ 3,963
                                                  =======         =======

                  The accompanying notes to financial statements
                    are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                           ------------
                                                      1999                 1998
                                                      ----                 ----

Cash flows from operating activities:
  Net income                                       $ 2,121              $ 1,268
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Gains from sales of real estate                   (1,419)              (1,270)
  Net cash proceeds from sales of real estate        1,188                  924
  Real estate development costs                     (1,300)              (1,485)
  Reimbursement of real estate development costs     1,712                  337
  Changes in certain assets and liabilities:
   Decrease (increase) in receivables                 (174)                  29
   Increase in lease contract receivable                (5)                 (11)
   Increase (decrease) in payables and
    accrued liabilities                                (41)                 157
   Other, net                                           17                  (35)
                                                        --                  ---
   Total adjustments to net income                     (22)              (1,354)
                                                       ---               ------
   Net cash provided by (used by) operating
    activities                                       2,099                  (86)

Cash flows from investing activities:
 Purchases of marketable securities                     --                 (359)
                                                       ---                 ----
  Net cash used by investing activities                 --                 (359)

Cash flows from financing activities:
 Reductions in subordinated debentures                (109)                 (88)
 Purchases of the Company's common stock              (786)                (204)
 Proceeds from exercise of stock options               109                   --
                                                       ---                  ---
   Net cash used by financing activities              (786)                (292)
                                                      ----                 ----

Net increase (decrease) in cash and cash equivalents 1,313                 (737)
Cash and cash equivalents at beginning of period     3,347                4,038
                                                     -----                -----
Cash and cash equivalents at end of period         $ 4,660              $ 3,301
                                                   =======              =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                      $    25              $    25
                                                   =======              =======


               The accompanying notes to financial statements
                 are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company")and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 and in the Company's Form 10-Q for the quarterly period ended June 30, 1998.


Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:

                                         Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                               --------             --------
                                          1999        1998       1999       1998
                                          ----        ----       ----       ----

Net Income                               $ 889       $ 743      $2,121    $1,268
                                         =====       =====      ======    ======

Weighted average number of
  shares outstanding:

Common stock                             3,520       3,651       3,546     3,658

Common stock equivalents -
  stock options (1)                        362         407         380       409
                --                         ---         ---         ---       ---
                                         3,882       4,058       3,926     4,067
                                         =====       =====       =====     =====

Net income per share:

Basic - based on weighted average
  number of shares of common stock
  outstanding                           $  .25      $  .20      $  .60    $  .35
                                        ======      ======      ======    ======

Diluted - based on weighted average
  number of shares of common stock
  and common stock equivalents
  outstanding                           $  .23      $  .18      $  .54    $  .31
                                        ======      ======      ======    ======

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

Note D - Real Estate Inventory Held for Current Sale and Land
         Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 397 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,824,000 at June 30, 1999 and $16,005,000 at
December 31, 1998, which the Company believes was less than their fair value.

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

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 1999, the Company purchased 102,650 shares of its common stock for an aggregate amount of $786,000. During the six months ended June 30, 1999, the Company purchased 24,400 shares of its common stock for an aggregate amount of $204,000.

In April 1999 an officer of the Company exercised options for the purchase of 36,000 shares of the Company's common stock. The Company received proceeds of $109,000 from the exercise of these options.

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations.
         ----------------------------------------------

Results of Operations
---------------------

Net income of $889,000 and $2,121,000 in the three months and six months ended June 30, 1999, included gains of $865,000 and $1,419,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida and, in the six month period, included a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 assessment (see Note E of Notes to Financial Statements). In the three months and six months ended June 30, 1998, net income was $743,000 and $1,268,000 and included gains of $770,000 and $1,270,000, respectively, from sales of Meadow Pointe property. The Company sold 224 developed residential lots at Meadow Pointe during the six months ended
June 30, 1999, and 146 lots in the same period of 1998. Construction activities and sales were seriously hampered by heavy rains in the Tampa area during the first half of the 1998 period.

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

Interest and dividends from investments accounted for $54,000 and $100,000 of revenues in the three months and six months ended June 30, 1999, respectively, and $56,000 and $112,000 in comparable periods in 1998. The decline in investment revenue in the 1999 periods was due to lower interest rates.

General and administrative expenses in the three months and six months ended June 30, 1999 were, respectively, $19,000 and $45,000 lower than in the comparable periods in 1998, due principally to lower employee compensation and benefits expenses.

Liquidity and Capital Resources
-------------------------------

At June 30, 1999, the Company held $5,424,000 in cash, cash equivalents and marketable securities, as compared to $2,010,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through September 1998, two community development districts encompassing the Meadow Pointe project issued approximately $74.9 million of capital improvement revenue bonds. The Company currently anticipates the need for approximately $5 million of additional financing by one of the districts. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of residential lots, and multifamily and commercial parcels, in Meadow Pointe.

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

         On October 16, 1998, the Court granted summary judgement in favor of the Company's subsidiary on Count 1 of the Severed Complaint for Declaratory Relief. The Court ruled that the recently established voluntary homeowners association for Meadow Pointe, to which the Company's subsidiary had assigned certain of its rights pursuant to the Declarations of Restrictions recorded in the public records of Pasco County, Florida, had standing to enforce said Declarations of Restrictions. Plaintiffs have moved for reconsideration of the Court's ruling. On November 3, 1998, the Company's subsidiary moved for summary judgement on the remaining count for injunctive relief. The Court denied that motion on December 7, 1998, but on December 14, 1998, plaintiffs voluntarily dismissed the count for injunctive relief. Certain plaintiffs then filed a notice of appeal on January 27, 1999 from the Court's October 16, 1998 Order. That appeal is currently pending. The Company believes that it has meritorious defenses to the claims made against its subsidiary, and it intends to continue to vigorously contest the action.

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

                                             BF ENTERPRISES, INC.
                                            (Registrant)


Date:              August 6, 1999         /s/ Brian P. Burns
                                          ------------------------
                                          Brian P. Burns
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                         (Duly Authorized Officer)


Date:              August 6, 1999         /s/ S. Douglas Post
                                          -------------------------
                                          S. Douglas Post
                                          Vice President, Controller, Treasurer,
                                          Chief Accounting Officer and
                                          Assistant Secretary
                                         (Principal Accounting Officer)