Form 10QSB/A
period 1998-09-30
BF ENTERPRISES INC
filed 1999-09-24
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   ------------------------------------


                                                   FORM 10-QSB/A
(Mark One)

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

                    BF ENTERPRISES, INC. AND SUBSIDIARIES

                                   I N D E X
                                                                          Page


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated balance sheets...................................3

             -   Consolidated statements of income.............................4

             -   Consolidated statements of stockholders' equity ..............5

             -   Consolidated statements of cash flows ........................6

             -   Notes to financial statements ................................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings . . . . . ....................................13

   Item 6.    Exhibits and Reports on Form 8-K ...............................14

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (in thousands, except per share amounts)


                                              September 30,         December 31,
                                                  1998                  1997
                                                  ----                  ----
ASSETS:
 Cash and cash equivalents                         $ 3,673               $ 4,038
 Marketable securities                                 697                   280
 Receivables                                           103                    89
 Real estate rental property, net of depreciation    2,280                 2,318
 Real estate inventory held for current sale
   and land held for future development             15,228                13,657
 Lease contract receivable                             634                   599
 Deferred tax assets                                   120                    46
 Other assets                                          783                   815
TOTAL ASSETS                                      $ 23,518              $ 21,842

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Payables and accrued liabilities                  $ 1,367               $ 1,531
 Subordinated debentures, unmatured                    719                   719
 Total liabilities                                   2,086                 2,250

 Stockholders' equity:
  Common stock, $.10 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    3,619,793 and 3,670,193 shares                                                      362                   367
  Capital surplus                                   16,206                16,614
  Retained earnings                                  4,742                 2,547
  Net unrealized gains from marketable
    equity securities                                  122                    64
  Total stockholders' equity                        21,432                19,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 23,518              $ 21,842



                The accompanying notes to financial statements
                   are an integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share amounts)

                                    Three Months Ended         Nine Months Ended
                                     September 30,                September 30,

                                     1998         1997         1998         1997
                                     ----         ----         ----         ----

Revenues:
  Real estate sales               $ 1,166        $ 749      $ 2,785      $ 2,619
  Real estate rental income           460          461        1,381        1,381
  Interest and dividends               47           78          159          215
  Other                                --            2           --           10
                                    1,673        1,290        4,325        4,225
Costs and Expenses:
 Cost of real estate sold             238           86          587          538
 Depreciation and amortization         23           23           72           72
 Interest on subordinated debentures   14           14           39           42
 General and administrative           471          384        1,432        1,229
                                      746          507        2,130        1,881
Income before income taxes            927          783        2,195        2,344
Provision for income taxes             --           --           --           --
Net income                          $ 927        $ 783      $ 2,195       $2,344
Net income per share:
     Basic                          $ .26        $ .21        $ .60        $ .63
     Diluted                        $ .23        $ .19        $. 54        $. 57


                     The accompanying notes to financial statements
                        are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                    (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                         1998             1997
Common stock:
  Beginning of period                                $    367         $     373
  Purchases of common sto                                  (5)              (4)
  End of period                                      $    362         $     369
Capital surplus:
  Beginning of period                                $ 16,614         $  17,078
   Purchases of common stock - excess over par value     (408)             (280)
   End of period                                     $ 16,206         $  16,798
Retained earnings (deficit):
  Beginning of period                                $  2,547         $    (532)
  Net income                                            2,195             2,344
  End of period                                      $  4,742         $   1,812
Net unrealized gains from marketable equity securities:

  Beginning of period                                $     64         $      36
  Gain during period                                       58                31
  End of period                                      $    122         $      67
Accumulated comprehensive income (loss):

  Beginning of period                                $  2,611         $    (496)
  Net income                                            2,195             2,344
  Unrealized gains from marketable
   equity securities                                       58                31
  Comprehensive income for period                       2,253             2,375
  End of period                                     $   4,864         $   1,879

                     The accompanying notes to financial statements
                       are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                      1998                1997
Cash flows from operating activities:
 Net income
Adjustments to reconcile net income to net cash    $   2,195          $   2,344
  provided by operating activities:
Gains from sales of real estate                       (2,198)            (2,081)
 Net cash proceeds from sales of real estate           1,532              1,577
 Real estate development costs                        (2,348)              (758)
 Reimbursement of real estate development costs        1,459                673
 Mortgage loan payments                                  --                 100
 Changes in certain assets and liabilities:
   Increase (decrease) in receivables                    (14)                30
   Increase in lease contract receivable                 (35)              (197)
   Increase in payables and accrued liabilities           15                 24
   Increase in deferred tax assets                       (74)                --
   Other, net                                             54               (202)
   Total adjustments to net income                    (1,609)              (834)
   Net cash provided by operating activities             586              1,510

Cash flows from investing activities:
 Purchases of marketable securities                     (359)              (113)
   Net cash used by investing activities                (359)              (113)

Cash flows from financing activities:
 Reductions in subordinated debentures
 Purchases of the Company's common stock                (179)              (517)
   Net cash used by financing activities                (413)              (284)
                                                        (592)           _  (801)
Net increase (decrease) in cash and cash equivalents:
Cash and cash equivalents at beginning of period        (365)               596
Cash and cash equivalents at end of period             4,038              5,098
                                                       -----              -----
                                                    $  3,673           $  5,694
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $     39           $     42
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

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


the fourth quarter of 1997. Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        1998        1997        1998       1997

Net Income                             $ 927      $ 783        $2,195    $2,344
Weighted average number of
  shares outstanding:
Common stock                           3,635      3,697         3,650     3,704
Common stock equivalents -
  stock options (1)                      395        402           404       372
                                       4,030      4,099         4,054     4,076
Net income per share:

Basic - based on weighted average
number of shares of common stock
outstanding                            $ .26      $ .21         $ .60     $ .63

Diluted - based on weighted average
number of shares of common stock and
common stock equivalents outstanding
                                       $ .23      $ .19         $ .54     $ .57


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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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


On January 1, 1996, as required by generally accepted accounting principles,the Company began amortizing on a straight-line basis (1) income from the new lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2)a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

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

Year 2000

   The Company utilizes a number of computer software programs in conducting its business, primarily for financial and administrative purposes. Within the next few months, the Company will address the "Year 2000 Problem" by upgrading its internal systems to the extent that the Company's software applications contain source code that is able to appropriately interpret the upcoming year "2000" and beyond. The cost of these upgrades is not expected to be material to the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

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

This Form 10-QSB/A, filed on September 23, 1999, amends the Form 10-QSB filed by the Registrant on November 13, 1998.






                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BF ENTERPRISES, INC.
                                                    (Registrant)


Date:      September 23, 1999              /s/ Brian P. Burns
                                          Brian P. Burns
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:     September 23, 1999               /s/ S. Douglas Post
                                          S. Douglas Post
                                          Vice President, Controller, Treasurer,
                                          Chief Accounting Officer and Assistant
                                          Secretary
                                          (Principal Accounting Officer)