Form 10QSB
period 1999-09-30
BF ENTERPRISES INC
filed 1999-11-15
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                  ------------------------------------


                              FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, or

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

                 ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1999:

               3,450,599 shares of $.10 par value Common Stock

                     BF ENTERPRISES, INC. AND SUBSIDIARIES

                                  I N D E X
                                                                            Page

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated statements of financial position.................3

             -   Consolidated statements of income.............................4

             -   Consolidated statements of stockholders' equity ..............5

             -   Consolidated statements of cash flows.........................6

             -   Notes to financial statements ................................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................10


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings ..............................................12

   Item 5.    Other Information ..............................................12

   Item 6.    Exhibits and Reports on Form 8-K ...............................15

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
                  (in thousands, except per share amounts)


                                             September 30,          December 31,
                                                1999                    1998

ASSETS:
 Cash and cash equivalents                     $ 4,580                $  3,347
 Marketable securities                             812                     712
 Receivables                                       127                      74
 Real estate rental property,
   net of depreciation                           2,229                   2,267
 Real estate inventory held for
   current sale and land held
   for future development                       16,024                  16,005
 Lease contract receivable                         658                     661
 Deferred tax assets                               152                      95
 Other assets                                      394                     757
                                                   ---                     ---
TOTAL ASSETS                                   $24,976                 $23,918
                                               =======                 =======



LIABILITIES AND STOCKHOLDERS' EQUITY:
 Payables and accrued liabilities              $   786                 $ 1,441
 Subordinated debentures, unmatured                714                     719
                                                   ---                     ---
 Total liabilities                               1,500                   2,160
                                                 =====                   =====

 Stockholders' equity:
  Common stock, $.10 par value
  Authorized - 10,000,000 shares
  Issued and outstanding -
    3,473,599 and 3,578,599 shares                 347                     358
  Capital surplus                               14,539                  15,887
  Retained earnings                              8,353                   5,376
  Other accumulated comprehensive income           237                     137
  Total stockholders' equity                    23,476                  21,758
                                                ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 24,976                $ 23,918
                                              ========                ========



                  The accompanying notes to financial statements
                      are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (in thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                           -------------         -------------
                                         1999        1998      1999        1998
                                         ----        ----      ----        ----

Revenues:

  Real estate sales                     $ 1,007    $ 1,166    $ 2,862    $ 2,785

  Real estate rental income                 460        460      1,381      1,381

  Interest and dividends                     64         47        164        159

  Other                                      11         --         51         --
                                             --                    --
                                          1,542      1,673      4,458      4,325
                                          -----      -----      -----      -----
Costs and Expenses:
  Cost of real estate sold                  165        238        601        587

  Depreciation and amortization              24         23         72         72

  Interest on subordinated debentures        12         14         37         39

  General and administrative                485        471      1,427      1,432
                                            ---        ---      -----      -----
                                            686        746      2,137      2,130
                                            ---        ---      -----      -----
Income before income taxes                  856        927      2,321      2,195

Benefit for income taxes                     --         --       (656)        --
                                           ----       ----       ----       ----
Net income                                $ 856      $ 927    $ 2,977     $2,195
                                          =====      =====    =======     ======
Net income per share:

  Basic                                   $ .24      $ .26      $ .84      $ .60
                                          =====      =====      =====      =====
  Diluted                                 $ .22      $ .23      $. 76      $. 54
                                          =====      =====      =====      =====

Average shares used in computing
  basic net income per share              3,496      3,635      3,526      3,650

Average shares used in computing
  diluted net income per share            3,828      4,030      3,891      4,054


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          1999             1998
                                                          ----             ----

Common stock:
  Beginning of period                                  $   358         $    367

  Purchases of common stock - par value                    (23)              (2)

  Exercise of stock options - par value                     12               --
                                                           ---              ---
  End of period                                        $   347         $    365
                                                       =======          =======

Capital surplus:

  Beginning of period                                  $ 15,887        $ 16,614

  Purchases of common stock - excess over par value      (1,724)           (202)

  Exercise of stock options - excess over par value        376              --
                                                           ---             ---
  End of period                                        $ 14,539        $ 16,412
                                                       ========         =======

Retained earnings:

  Beginning of period                                  $   5,376       $  2,547

  Net income                                               2,977          1,268
                                                           -----          -----
  End of period                                        $   8,353       $  3,815
                                                       =========       ========

Other accumulated comprehensive income:

  Beginning of period                                  $     137       $     64

  Unrealized gains from marketable
      equity securities during period                        100             84
                                                             ---             --
  End of period                                        $     237       $    148
                                                       =========       ========

Accumulated comprehensive income:

  Beginning of period                                  $   5,513       $  2,611
                                                       ---------       --------
  Net income                                               2,977          1,268

  Unrealized gains from marketable
    equity securities during period                          100             84
                                                             ---             --
  Comprehensive income for period                      $   3,077       $  1,352
                                                       ---------       --------
    End of period                                      $   8,590       $  3,963
                                                       =========       ========

                 The accompanying notes to financial statements
                     are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                               -------------
                                                           1999            1998
                                                           ----            ----

Cash flows from operating activities:
  Net income                                            $ 2,977         $ 2,195
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Gains from sales of real estate                        (2,261)         (2,198)
  Net cash proceeds from sales of real estate             1,804           1,532
  Real estate development costs                          (1,621)         (2,348)
  Reimbursement of real estate development costs          2,140           1,459
  Changes in certain assets and liabilities:
   Increase in receivables                                  (53)            (14)
   Decrease (increase) in lease contract receivable           3             (35)
   Increase (decrease) in payables and
     accrued liabilities                                    (83)             15
   Increase in deferred tax assets                          (57)            (74)
   Other, net                                                20              54
                                                             --              --
   Total adjustments to net income                         (108)         (1,609)
                                                           ----          ------
   Net cash provided by operating activities              2,869             586

Cash flows from investing activities:
 Purchases of marketable securities                          --            (359)
 Return of capital invested in limited
    liability company                                       300              --
                                                            ---             ---
  Net cash provided (used) by investing activities          300            (359)

Cash flows from financing activities:
 Reductions in subordinated debentures                     (577)           (179)
 Purchases of the Company's common stock                 (1,747)           (413)
 Proceeds from exercise of stock options                    388              --
                                                            ---             ---

   Net cash used by financing activities                 (1,936)           (592)
                                                         ------            ----

Net increase (decrease) in cash and cash equivalents:     1,233            (365)
Cash and cash equivalents at beginning of period          3,347           4,038
                                                          -----           -----
Cash and cash equivalents at end of period             $  4,580        $  3,673
                                                       ========        ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                          $     37        $     39
                                                       ========        ========

                  The accompanying notes to financial statements
                     are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company")and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 and in the Company's Form 10-QSB for the quarterly period ended September 30, 1998.


Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                       -------------             -------------
                                    1999          1998       1999           1998
                                    ----          ----       ----           ----

Net Income                         $ 856         $ 927      $2,977        $2,195
                                   =====         =====      ======        ======

Weighted average number of
  shares outstanding:

Common stock                       3,496         3,635       3,526         3,650

Common stock equivalents -
  stock options (1)                  332           395         365           404
                                     ---           ---         ---           ---
                                   3,828         4,030       3,891         4,054
                                   =====         =====       =====         =====
Net income per share:

Basic - based on weighted average
  number of shares of common stock
  outstanding                      $ .24         $ .26       $ .84         $ .60
                                   =====         =====       =====         =====

Diluted - based on weighted
  average number of shares of
  common stock and common
  stock equivalents outstanding    $ .22         $ .23       $ .76         $ .54
                                   =====         =====       =====         =====


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

                1999                  $1,826,000
                2000                   1,848,000
                2001                   1,936,000
                2002                   1,953,600
                2003                   1,975,600
                2004                   1,980,000
                2005 (two months)        330,000


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

Note D -  Real Estate Inventory Held for Current Sale and Land
          Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 367 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which developmentn is not yet complete are considered to be held for future development. These assets were carried at a cost of $16,024,000 at September 30, 1999 and $16,005,000 at December 31, 1998, which the Company believes was less than their fair value.

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


Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 1999, the Company purchased 224,500 shares of its common stock for an aggregate amount of $1,747,000. During the nine months ended September 30, 1998, the Company purchased 50,400 shares of its common stock for an aggregate amount of $413,000.

In April 1999 an officer of the Company exercised options for the purchase of 36,000 shares of the Company's common stock. The Company received proceeds of $109,000 from the exercise of these options. In August 1999 two trusts, of which the widow of a former officer is a trustee, exercised options for the purchase of an aggregate of 83,500 shares of the Company's common stock. The Company received proceeds of $279,000 from the exercise of these options.


Note G - Stock Options

On September 29, 1999, non-qualified stock options for the purchase of 49,500 shares of the Company's common stock were granted to its employees under the terms of the Company's 1997 Long-Term Incentive Plan. The options expire 10 years following their grant and are exerciseable at a price of $7.25 per share.

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations
---------------------

Net income of $856,000 and $2,977,000 in the three months and nine months ended September 30, 1999, included gains of $842,000 and $2,261,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida and, in the nine month period, included a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 assessment (see Note E of Notes to Financial Statements). In the three months and nine months ended September 30, 1998, net income was $927,000 and $2,195,000 and included gains of $928,000 and $2,198,000, respectively, from sales of Meadow Pointe property. The Company sold 342 developed residential lots at Meadow Pointe during the nine months ended September 30, 1999, and 246 lots in the same period of 1998.

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

Interest and dividends from investments accounted for $64,000 and $164,000 of revenues in the three months and nine months ended September 30, 1999, respectively, and $47,000 and $159,000 in comparable periods in 1998.
The increase in investment revenue in the 1999 periods was due to an increase in the amount of funds available for investment.


Liquidity and Capital Resources
-------------------------------

At September 30, 1999, the Company held $5,392,000 in cash, cash equivalents and marketable securities, as compared to $1,500,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

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

Item 5.  Other Information
         -----------------

         In October, Meadow Pointe East, LLC, a Delaware limited liability company and a newly-formed subsidiary of BF Enterprises, Inc., formed a general partnership with a Florida developer to develop property in Pasco County, Florida. The general partnership entered into an Agreement for Development, Sale and Purchase of Real Property (the "Agreement") with a Florida corporation ("Seller") pursuant to which the general partnership has agreed to develop and plat the property and, following such development, to purchase and sell platted single-family and multi-family residential lots to builders. The parties have agreed to develop the property as a mixed-use project containing at least 3,004 residential lots, together with certain retail, commercial and other non-residential uses. Under the general partnership agreement, Meadow Pointe East, LLC will be entitled to receive 50% of the general partnership's profits derived primarily from the sale of residential lots within the property.

         The Seller has the right to exercise a series of options to purchase the property pursuant to option agreements with the current owners (the "Owners") of the property.

         The general partnership is a third party beneficiary of those option agreements. Although the Seller's failure to exercise any option or any material default by the Seller under the option agreements will terminate the Seller's rights to exercise all further options to purchase the property, the Owners have guaranteed the Seller's performance of its obligations under the Agreement and the option agreements.

         The parties have agreed on a master plan to develop the property. Development of the property will occur in phases pursuant to a phasing schedule also agreed upon by the parties. Beginning in 2001 and in each calendar year thereafter, the general partnership is required to purchase a minimum number of residential lots per year necessary to generate gross sales proceeds to the Seller not less than annual aggregate amounts described on a sales price schedule agreed upon by the parties.

         The purchase price for the property is based on residential lot prices set forth on the sales price schedule. The purchase price of the property is subject to an escalation of 3% on January 1 of each year during the term of the Agreement, as well as other adjustments and prorations. The general partnership must purchase at least 25% of such required number of residential lots in each quarter of such year, however, the general partnership may purchase more residential lots than otherwise required by the sales price schedule, in which case the amount of such excess purchases will be credited against the general partnership's obligations to purchase residential lots for ensuing calendar quarters or years. The general partnership is required to pay documentary stamp tax on the deeds, title insurance and recordings required in connection with the transfer of title of the property to the general partnership (or its designees) upon the several closings.

         The full development of the property may take at least 15 years or more. The general partnership has agreed to use its best efforts to cause a civil engineer to begin work on construction plans for the first units by January 1, 2000 and to commence the actual construction of the infrastructure for the first units by July 1, 2000. Development of the property could be delayed or terminated, however, if the general partnership is unable to obtain required permits and approvals from certain governmental agencies necessary to develop the property, including, but not limited to, the modification of a development order associated with an existing development of regional impact allowing the property to be developed in accordance with the master plan. The general partnership and the Seller will share the cost of modifying the development order equally, except that the general partnership will be solely responsible for all such costs after the Seller has expended $50,000 for such modification. If the modifications to the development order are not acceptable to the general partnership or the Seller, then the dissatisfied party may, at its sole discretion, terminate the Agreement.

         To facilitate the financing and development of the property, the Seller (in conjunction with the general partnership and at the general partnership's expense) will petition Pasco County, Florida to establish two or more community development districts ("CDDs") pursuant to Chapter 190, Florida Statutes. The CDDs may, from time to time, issue special assessment revenue bonds to finance the acquisition or construction of infrastructure improvements to benefit the property (e.g. roads, drainage facilities, underground utility lines, recreation centers, entry ways and landscaping, etc.). The parties anticipate that the CDDs will issue long-term Series A bonds which will constitute a lien on the property for a period of 30 years or less, as well as short-term (up to five years) Series B bonds which will be paid in full upon the conveyance of residential lots at the several closings or, alternatively, before the improved residential lots are sold to builders. The general partnership has agreed that the CDDs will not incur bonded indebtedness in excess of $25 million without the Seller's prior written approval. The bonded indebtedness will be non-recourse to the Seller and will be secured solely by special assessments. The general partnership has agreed to pay the special assessments of the CDDs and the ad valorem taxes on the property until the residential lots are sold to the general partnership (or its designees). The general partnership will guarantee the payment of the ad valorem taxes and the special assessments on an ongoing basis for successive one-year periods by obtaining non-contingent, irrevocable bank letters of credit for the benefit of the Seller which will be renewed annually, the first of which is required to be issued by August 15, 2000.

         The general partnership anticipates having completed a Phase I environmental assessment report and other due diligence to determine the feasibility of developing the property by early January, 2000. If the general partnership concludes that the property is unsuitable for the proposed development, then the general partnership may terminate the Agreement and the parties will have no further rights or obligations under the Agreement. During the preliminary inspection period, the general partnership will obtain a survey of the property and a title insurance commitment which shall be subject only to certain encumbrances. If, after a curative period, any unacceptable encumbrances on the property are not removed, the general partnership may, at its option, either terminate the Agreement, accept conveyance of title to the property in its then existing condition or elect to undertake title curative measures itself, in which event the Seller is required to pay for all such costs reasonably incurred by the general partnership up to $50,000. Although the general partnership anticipates making significant expenditures in connection with the development of the property after the preliminary inspection period ends, the general partnership will have a continuing right to terminate the Agreement during the entire term of the Agreement.

         The property is currently subject to two unacceptable encumbrances:
         (a) a first mortgage in favor of the Federal Land Bank securing a note with an outstanding principal balance of approximately $500,000 and
         (b) approximately 200 acres of the property lies within a special taxing district. By February 2, 2000, the Seller must either satisfy and discharge the mortgage or provide assurances satisfactory to the general partnership that the lien on the property associated with the first mortgage will be modified so that it does not encumber that portion of land initially to be developed. If the mortgage is so modified, the Seller is required to satisfy and discharge the mortgage upon written notice from the general partnership that it will be commencing development of the mortgaged portion of the property. With respect to the portion of the property located within the special taxing district, the Seller has agreed to undertake all necessary title corrective measures, provided that the Seller is not obligated to spend more than $100,000 with respect to curing this title defect. If the defect is not removed on or before October 5, 2000, the general partnership may either terminate the Agreement, accept conveyance of title to the property in its then existing condition or exclude such encumbered portion of the property from the Agreement. If the general partnership elects to exclude that encumbered portion of the property from the Agreement, the general partnership's obligations under the sales price schedule will be decreased by the number of residential lots shown on such excluded portion of the property on the initial master plan, the Seller will, at its expense, cause the excluded land to be developed in accordance with the initial master plan and phasing schedule, the Seller will be prohibited from using that excluded land for any purpose other than residential development and the Seller will be required to promptly reimburse the general partnership for all ad valorem taxes paid prior to the general partnership's election to exclude such land from the Agreement.

         In addition to the liabilities described above, the general partnership will have those liabilities normally incurred by developers. Meadow

         Pointe East, LLC has agreed toloan the general partnership up to $1,000,000 to cover the payment of the annual fees and the repayment of draws, if any, on the irrevocable letters of credit, to establish a working capital fund and to assist with the modification of the development order. This loan, due and payable in full in October 2004, will bear and accrue interest at the prime rate quoted by Wells
         Fargo & Company, adjusted from day to day, plus one point. Meadow Pointe East, LLC will also have unlimited liability as a general
         partner of the general partnership.   The Seller has agreed to be
         solely responsible for all costs of environmental "clean-up" or remediation of contamination with respect to the property, if any, of up to $100,000. If the cost of such clean-up or remediation exceeds $100,000, then the general partnership may either terminate the Agreement or exclude the contaminated portion of the property from the Agreement, in which event the general partnership's obligations under the sales price schedule will be decreased by the applicable number of residential lots shown on the excluded portion of the property on the initial master plan and the Seller will be required to promptly reimburse the general partnership for all ad valorem taxes paid for the excluded portion of the property prior to the general partnership's election to exclude such land from the Agreement.

         In addition to the termination provisions described above, the general partnership may terminate the Agreement if the Seller defaults under any provision of the Agreement (including, but not limited to, its obligations to timely perform its obligations under the option agreements). The Seller may terminate the Agreement if the general partnership (a) fails to maintain an irrevocable letter of credit or other security acceptable to the Seller securing the general partnership's guarantee of the payment of the ad valorem taxes and the special assessments as required by the Agreement, (b) fails, after a curative period, to pay all ad valorem taxes and special assessments required to be paid by the general partnership, (c) fails to purchase the requisite number of residential lots to satisfy the sales price schedule or (d) materially breaches any of its covenants in the Agreement. As consideration for the general partnership's construction of improvements on and to the property, its efforts to modify the development order and its efforts to establish the CDDs (except for Seller's specific rights with respect to certain easements), the Seller has expressly waived all rights to seek damages from the general partnership in the event of such termination.


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

                          BF ENTERPRISES, INC.
                             (Registrant)


Date:  November 12, 1999                  /s/ Brian P. Burns
                                          ------------------
                                          Brian P. Burns
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:  November 12, 1999                  /s/ S. Douglas Post
                                          -------------------
                                          S. Douglas Post
                                          Vice President, Controller, Treasurer,
                                          Chief Accounting Officer and
                                          Assistant Secretary
                                          (Principal Accounting Officer)