Form 10KSB40
period 1999-12-31
BF ENTERPRISES INC
filed 2000-03-28
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------

Commission file number 0-15932

                               BF ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     94-3038456
(State or other jurisdiction of incorporation
 or organization)                            (I.R.S.Employer Identification No.)

    100 Bush Street, Suite 1250, San Francisco, CA           94104
    (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ending December 31, 1999, were $6,310,000.


As of March 1, 2000, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $11,852,312 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,692,021 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 1, 2000, there were outstanding 3,447,919 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 2000, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

                                  PART I


Item 1.   Business.

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of two large tracts of land, known as Meadow Pointe and Wesley Chapel Lakes, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 1999, the Company's assets also included approximately $4.4 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe and Wesley Chapel Lakes projects.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 2000, the Company owned approximately 328 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 2,258 lots, consisting of approximately 479 acres, to 6 homebuilders and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and, in 1997, sold a two- acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,750 single family homes, 1,500 multifamily residential units and
61.5 acres of commercial facilities.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 457 lots in 1999, 314 lots in 1998, 297 lots in 1997, 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992, and sold 60 lots in the first two months of 2000, for prices ranging from approximately $19,000 to $47,000. The homebuilders currently are offering finished houses at base prices ranging from approximately $90,000 to $300,000.

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

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through September 1998, the two community development districts issued an aggregate $74.9 million of capital improvement revenue bonds. The bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders. One of the districts currently anticipates that $5 million of additional capital will be required to finance the acquisition of property and the construction of roads, utilities and other infrastructure systems within the project.

         Since January 2000 the Company has been actively marketing two commercial tracts, 16 and 41 acres respectively, bordering County Road 581. Several prospects are in various phases of negotiation regarding a possible purchase.

         Commercial Building in Tempe. The Company owns a 228,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Rental of the entire premises commenced January 1, 1996. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000 in
2000;  $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000 in
2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During that period, the Company will amortize income from the lease on a straight-line basis, as required by generally accepted accounting principles. Accordingly, in 1996, 1997 and 1998 the Company reported
- and in each of the remaining five years of the original lease term will report
- rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The lease also provides for two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

         Other Real  Estate.  The Company  also owns  approximately  21 acres of undeveloped land in suburban Nashville, Tennessee of which 15 acres is zoned high density residential and 6 acres is zoned commercial. The commercial acreage was cleared in 1999 and grading will be completed as part of any sale of all or part of the acreage. A draft contract for the purchase of approximately 1.2 acres was received in March 2000 and negotiations for a formal contract continue.

         In 1997 the Company formed a new subsidiary to make an initial investment of $300,000, as a member of a limited liability company, in the construction and ownership of 130 four bedroom student townhome units located near the University of North Carolina at Charlotte, North Carolina. The Company's investment was repaid in total in 1999 plus $26,000 of interest.

         In October 1999 the Company formed a new subsidiary, Meadow Pointe East, LLC, to be a partner in a general partnership to develop 2,000 acres adjacent to the Meadow Pointe property. This new project, tentatively identified as Wesley Chapel Lakes, is currently being zoned for approximately 3,000 lots together with certain retail commercial and non-residential uses. The infrastructure construction should begin in the third quarter of 2000. It is anticipated that two community development districts encompassing the Wesley Chapel Lakes project will be formed. The districts may, from time to time, issue special assessment bonds to finance infrastructure construction. The land cost will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders. The Company expects that the same 5 homebuilders presently active in Meadow Pointe will move into Wesley Chapel Lakes.

Foreign Operations
------------------

         The Company has no foreign operations and has no material assets in foreign countries. A wholly owned foreign subsidiary holds 22% of the common stock of Trout Creek Development Corporation, a Delaware corporation and a development subsidiary of the Company.

Employees
---------

         Currently, the Company has eight employees.

Competition
-----------

         The Company competes with many other firms and individuals who develop real estate or hold undeveloped or developed property for lease or sale. While competitive conditions vary substantially, depending upon the geographical area and the type of real estate asset, within a particular market the most significant competitive factors generally are location, price and zoning.

         Development of the Meadow Pointe and Wesley Chapel Lakes projects will take several more years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company and the community development districts, the strength of the general economy and employment growth in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. During 1999 construction began at several other residential projects in the same market area as Meadow Pointe and Wesley Chapel Lakes, along or near County Road 581. These new projects may have an adverse impact on the rate of lot sales at Meadow Pointe and Wesley Chapel Lakes or lot prices, or both.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell its Nashville property when local conditions warrant as mentioned above.


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

Item 3.  Legal Proceedings.
         -----------------

         Meadow Pointe Litigation
         ------------------------

         In March 1998, an action was commenced in the Pasco County, Florida Circuit Court against a subsidiary of the Company and others relating to the Meadow Pointe development. The Amended Complaint alleges that certain individuals who purchased homes assumed that a homeowners association had been established for the development. Plaintiffs seek money damages from all defendants named in the Amended Complaint, except for the Company's subsidiary. The only relief sought against the Company's subsidiary was an injunction compelling the subsidiary to operate and maintain architectural control at Meadow Pointe.

         On July 2, 1998, the Court granted the subsidiary's motion to sever and denied the subsidiary's motion to dismiss. Accordingly, on July 13, 1998, plaintiffs filed a Severed Complaint against the Company's subsidiary, which seeks injunctive relief and declaratory relief, but no damages.

         On October 16, 1998, the Court granted summary judgment in favor of the Company's subsidiary on Count 1 of the Severed Complaint for Declaratory Relief. The Court ruled that the recently established voluntary homeowners association for Meadow Pointe, to which the Company's subsidiary had assigned certain of its rights pursuant to the Declarations of Restrictions recorded in the public records of Pasco County, Florida, had standing to enforce said Declarations of Restrictions. Plaintiffs moved for reconsideration of the Court's ruling. On November 3, 1998, the Company's subsidiary moved for summary judgment on the remaining count for injunctive relief. The court denied that motion on December 7, 1998, but on December 14, 1998, plaintiffs voluntarily dismissed the count for injunctive relief. Certain plaintiffs then filed a notice of appeal on January 27, 1999 from the Court's October 16, 1998 Order. On February 16, 2000, the Florida Second District Court of Appeal affirmed the ruling of the Circuit Court that the voluntary homeowners association had standing to enforce the Declaration of Restrictions.

         The Company is not a party to any other pending legal proceedings.


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

                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On March 1, 2000, there were approximately 500 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 1999 and 1998, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                              Bid Quotations
                              --------------


   1999                     High              Low
  ------                    ----              ---

1st Quarter                 $ 8            $ 7 5/8
2nd Quarter                   7 3/4          7 1/4
3rd Quarter                   8 1/2          6 3/4
4th Quarter                   8 11/16        6 1/2

   1998                     High              Low
  ------                    ----              ---
1st Quarter                 $ 9 1/8        $ 8 1/8
2nd Quarter                   8 3/8          8
3rd Quarter                   8 3/16         7 3/4
4th Quarter                   8 1/4          7 3/4

         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 1999 or 1998, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:



                                                                            Year ended December 31,
                                                    ------------------------------------------------------------
                                                       1999       1998        1997         1996         1995
                                                       ----       ----        ----         ----         ----
                                                              (in thousands, except per share amounts)

Income statement data:
  Revenues                                              $ 6,310    $ 5,639     $ 5,606     $  4,559     $  3,550
  Income before income taxes                              3,183      2,859       2,980        2,137          477
  Net income                                              3,839      2,829       3,079        2,137          445
  Net income per share:
     Basic                                                 1.09        .78         .83          .57          .12
     Diluted                                               1.00        .70         .75          .53          .11
 Average shares used in computing basic
   net income per share                                   3,508      3,640       3,697        3,746        3,788
 Average shares and equivalents used
   in computing diluted net income per share              3,852      4,039       4,078        4,042        4,029
Balance sheet data
(at end of period):
  Total assets                                          $25,140    $23,918     $21,842      $19,901      $18,521
  Subordinated debentures, unmatured                         --        719         719          805          817
  Stockholders' equity                                   24,159     21,758      19,592       16,955       14,867
  Stockholders' equity per
    share (diluted) (1)                                    6.51       5.71        5.12         4.36         3.84





Note:  (1)  Calculation of diluted stockholders' equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -----------------------------------

Results of Operations for the Three Years Ended December 31, 1999
-----------------------------------------------------------------

         During the years ended December 31, 1999, 1998 and 1997, the Company realized net income of $3,839,000, $2,829,000 and $3,079,000, respectively. The increase in net income from 1997 and 1998 to 1999 was primarily the result of a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 assessment (see Note I of Notes to Financial Statements) and higher gains from sales of residential lots ("Lots") and other real estate at the Company's Meadow Pointe project near Tampa, Florida.

         Results for the years 1999, 1998 and 1997 included gains from sales of Lots within Meadow Pointe of $3,184,000, $2,829,000 and $2,662,000,
respectively, on sales to homebuilders of 457 Lots in 1999, 314 Lots in 1998 and 297 Lots in 1997. The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Consolidated Financial Statements). It is the Company's practice to review periodically these revenue and cost estimates and make cumulative adjustments to reflect any revised estimates. Lot sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         In addition to gains from Meadow Pointe Lot sales, results for 1999 included a gain of $11,000 from the sale of a model home at Meadow Pointe. Results for 1997 included aggregate gains of $79,000 from sales of a two-acre church site, a one-acre day care center site and a model home, all within the Meadow Pointe project, and a lot in a residential development adjacent to Meadow Pointe. Real estate sales in 1997 also included a gain of $61,000 from the sale of a half acre of undeveloped land in Nashville, Tennessee. There were no such gains in 1998.

         Real  estate  rental  income  in each of 1997,  1998 and 1999  included
$1,815,000 of rental income from the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). The rental of model homes at Meadow Pointe accounted for $26,000, $27,000 and $26,000 of real estate leasing income in 1997, 1998 and 1999, respectively. Depreciation and amortization expense during each of these three years was entirely attributable to the Tempe property.

         Interest and dividends from investments in the years 1999, 1998 and 1997 has varied with the amount of funds available for investment.

         General and administrative expenses charged against income were $138,000 greater in 1999 than in 1998, and $72,000 greater in 1998 than in 1997. The higher expenses in 1999 were primarily due to increased compensation for executive officers. Expenses in 1998 were increased principally by higher employee compensation and benefits expenses. Employee compensation expenses capitalized against Tampa, Florida real estate in the years ended December 31, 1999, 1998 and 1997 were $24,000, $73,000 and $77,000, respectively, representing 2%, 7% and 8%, respectively, of total compensation for those years. The Company capitalizes a portion of the compensation of certain employees who devote a significant portion of their time directly to the Meadow Pointe project.

         In 1999 the Company realized a gain of $22,000 from the sale of a marketable equity security. There were no such gains or losses in 1997 and 1998.

         In 1998 the Company provided for estimated Florida income taxes of $30,000. The $99,000 benefit for state income taxes in 1997 resulted from the reversal of prior years' state income tax provisions.

Liquidity and Capital Resources
-------------------------------

         At December 31, 1999, the Company held $4,390,000 in cash, cash equivalents and marketable securities as compared to $981,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock in the open market (see Note L of Notes to Consolidated Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through September 1998, two community development districts encompassing the Meadow Pointe project issued approximately $74.9 million of capital improvement revenue bonds. One of the districts currently anticipates the need for approximately $5 million of additional financing by one of the districts. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of Lots, and multifamily parcels, in Meadow Pointe (see Note H of Notes to Financial Statements). At December 31, 1999, real estate inventory held for current sale and land held for future development at Meadow Pointe was $905,000 greater than at December 31, 1998, as a result of the capitalization of various costs including payment of periodic bond assessments to the two community development districts.

         The Company's subsidiary Meadow Pointe East, LLC ("MPELLC") was formed in October 1999, as a partner in a general partnership, to develop a 2,000 acre tract of land adjacent to the Meadow Pointe property, tentatively identified as Wesley Chapel Lakes. It is expected that the project will contain approximately 3,000 Lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in the third quarter of 2000. It is anticipated that two community development districts encompassing the Wesley Chapel Lakes project will be formed. The districts may, from time to time, issue special assessment bonds to finance infrastructure construction. Under the general partnership agreement, MPELLC will be entitled to receive 50% of the general partnership's profits derived primarily from the sale of the Lots. MPELLC has agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses. The cost of the land will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders.

         The Company intends to pay for its future expenditures at Meadow Pointe and Wesley Chapel Lakes and its other operating expenses with (i) cash generated from sales of property within Meadow Pointe, Wesley Chapel Lakes and its other operations, and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures.

         The statements in this Report on Form 10-KSB regarding Meadow Pointe and Wesley Chapel Lakes property sales, financing of Meadow Pointe and Wesley Chapel Lakes expenditures and any other statements which are not historical facts are forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements and Schedule Covered by Report of Independent Public Accountants

                                                                                                 Page
                                                                                                 ----


Report of independent public accountants..........................................................12

Consolidated balance sheets at December 31, 1999 and 1998 ........................................13

Consolidated statements of income for the years ended December 31,
1999, 1998 and 1997 ..............................................................................14

Consolidated statements of stockholders' equity for the years ended
December 31, 1999, 1998 and 1997 .................................................................15

Consolidated statements of cash flows for the years ended December 31,
1999, 1998 and 1997 ..............................................................................16

Notes to consolidated financial statements ....................................................17-27

Schedule III - Real estate and accumulated depreciation at
December 31, 1999.................................................................................28




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP

San Francisco, California
February 18, 2000

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share amounts)


                                                                             December 31,
                                                                   ---------------------------
                                                                     1999             1998
                                                                     ----             ----


ASSETS:
  Cash and cash equivalents                                        $ 3,575           $ 3,347
  Marketable securities, at market value                               815               712
  Receivables                                                          223                74
  Real estate rental property, net of depreciation                   2,216             2,267
  Real estate inventory held for current sale
   and land held for future development                             17,034            16,005
  Lease contract receivable                                            652               661
  Deferred tax assets                                                  153                95
  Other assets                                                         472               757
                                                                  --------          --------

TOTAL ASSETS                                                       $25,140           $23,918
                                                                   =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                                $    981           $ 1,441
  Subordinated debentures, unmatured                                    --               719
                                                                  --------            ------

   Total Liabilities                                                   981             2,160
                                                                   -------            ------


  STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,450,599 and 3,578,599 shares                                   345               358
    Capital surplus                                                 14,376            15,887
    Retained earnings                                                9,215             5,376
    Other accumulated comprehensive income                             223               137
                                                                   -------          --------

  Total Stockholders' Equity                                        24,159            21,758
                                                                    ------            ------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                              $25,140           $23,918
                                                                   =======           =======





                                      The  accompanying  notes  are an  integral
                                        part of these consolidated statements.

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)



                                                                                   Year Ended
                                                                                  December 31,
                                                                                  ------------
                                                                            1999      1998     1997
                                                                            ----      ----     ----


Revenues:
  Real estate sales                                                       $4,179     $3,577   $ 3,456
  Real estate rental income                                                1,841      1,842     1,841
  Interest and dividends                                                     233        207       287
  Other                                                                       57         13        22
                                                                         -------    -------    ------

                                                                           6,310      5,639     5,606

Costs and Expenses:
  Cost of real estate sold                                                   984        748       654
  Real estate operating                                                       40         43        52
   Depreciation and amortization                                              96         96        96
  Interest on subordinated debentures                                         50         52        55
  General and administrative                                               1,979      1,841     1,769
                                                                           -----      -----    ------

                                                                           3,149      2,780     2,626

Gross profit                                                               3,161      2,859     2,980

Gains from sales of securities                                                22         --        --
                                                                        --------    -------   -------

Income before income taxes                                                 3,183      2,859     2,980

Provision (benefit) for state income taxes                                  (656)        30       (99)
                                                                        --------   --------   -------

Net income                                                               $ 3,839    $ 2,829    $3,079
                                                                         =======    =======    ======

Net income per share:
   Basic                                                                 $  1.09    $   .78   $   .83
                                                                         =======    =======   =======
   Diluted                                                               $  1.00    $   .70   $   .75
                                                                         =======    =======   =======


Average shares used in computing basic
 net income per share                                                      3,508      3,640     3,697
Average shares and equivalents used in
 computing diluted net income per share                                    3,852      4,039     4,078





                                      The accompanying notes are an integral
                                       part of these consolidated statements

                             BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (in thousands)




                                                                                   Year Ended December 31,
                                                                       --------------------------------------
                                                                     1999             1998              1997
                                                                     ----             ----              ----


Common Stock:
  Balance at beginning of period                                $    358          $    367           $   373
  Purchases of common stock -- par value                             (25)               (9)               (6)
  Exercise of stock options -- par value                              12                --                --
                                                                --------          --------           -------
  Balance at end of period                                      $    345          $    358           $   367
                                                                ========          ========           =======

Capital Surplus:
  Balance at beginning of period                                 $15,887           $16,614           $17,078
  Purchases of common stock --
    excess over par value                                         (1,887)             (727)             (464)
  Exercise of stock options --
    excess over par value                                            376                --                --
                                                               ---------         ---------         ---------
  Balance at end of period                                       $14,376           $15,887           $16,614
                                                                 =======           =======           =======

Retained Earnings (Deficit):
  Balance at beginning of period                                $  5,376          $  2,547          $   (532)
  Net income                                                       3,839             2,829             3,079
                                                                --------          --------          --------
  Balance at end of period                                      $  9,215          $  5,376           $ 2,547
                                                                ========          ========           =======

Other Accumulated Comprehensive Income
  Balance at beginning of period                                $    137         $      64          $     36
  Unrealized gains from marketable equity
    securities during period                                          86                73                28
                                                                --------          --------         ---------
  Balance at end of period                                      $    223          $    137         $      64
                                                                ========          ========         =========


Accumulated Comprehensive
  Income (Loss):
  Balance at beginning of period                                 $ 5,513           $ 2,611           $  (496)
                                                                 -------           -------           --------
  Net income                                                       3,839             2,829             3,079
  Unrealized gains from marketable
    equity securities during period                                   86                73                28
                                                                --------           -------          --------
  Comprehensive income for period                                  3,925             2,902             3,107
                                                                  ------           -------           -------
  Balance at end of period                                       $ 9,438           $ 5,513           $ 2,611
                                                                 =======           =======           =======





                                  The accompanying  notes  are  an  integral
                                    part of these consolidated statements.

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                    Year Ended December 31,
                                                                       -----------------------------------------
                                                                     1999             1998              1997
                                                                     ----             ----              ----


Cash flows from operating activities:
  Net income                                                   $   3,839         $   2,829         $   3,079

Adjustments to reconcile net income to net cash
 used by operating activities:
    Gains from securities                                            (22)               --                --
    Gains from sales of real estate                               (3,195)           (2,829)           (2,802)
    Net cash proceeds from sales of real estate                    2,638             1,929             2,083
    Mortgage loan payments                                            --                --               100
    Real estate development costs                                 (3,524)           (2,878)           (2,094)
    Reimbursement of real estate
        development costs                                          3,052             1,430               694
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                          (149)               15                30
        Decrease (increase) in lease contract receivable               9               (62)             (236)
        Increase (decrease) in payables
         and accrued liabilities                                     166                95               (14)
        Other net                                                     61                60              (256)
                                                                --------          --------            ------
      Total adjustments to net income                               (964)           (2,240)           (2,495)
                                                                 -------           -------           -------
        Net cash provided
         by operating activities                                   2,875               589               584


Cash flows from investing activities:
  Purchases of marketable securities                                 (20)             (359)             (212)
  Proceeds from sales of marketable securities                        25                --                --
  Investment in partnership                                          (83)               --                --
  Investment in limited liability company                            300                --              (300)
                                                                  ------          --------           -------
         Net cash provided (used) by investing activities            222              (359)             (512)


Cash flows from financing activities:
  Reductions in subordinated debentures                           (1,345)             (185)             (662)
  Purchases of the Company's common stock                         (1,912)             (736)             (470)
  Proceeds from exercise of stock options                            388                --                --
                                                                 -------          --------         ---------
        Net cash used by financing activities                     (2,869)             (921)           (1,132)
                                                                 -------           -------          --------

Net increase (decrease) in cash
  and cash equivalents                                               228              (691)           (1,060)
Cash and cash equivalents at beginning of period                   3,347             4,038             5,098
                                                                 -------            ------            ------
Cash and cash equivalents at end of period                       $ 3,575           $ 3,347           $ 4,038
                                                                 =======           =======           =======

Supplemental disclosures of cash flow information:

   Cash paid during the year for
     interest (net of amount capitalized)                        $    50           $    52           $    55
                                                                 =======           =======           =======

   Cash received during the year from
     income tax refunds                                           $  656          $     --          $     --
                                                                  ======          ========          ========






                                    The   accompanying   notes   are  an
                                integral part of these consolidated statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Business and Principles of Consolidation

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of two large tracts of land, known as Meadow Pointe and Wesley Chapel Lakes, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

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

Note C - Business Segments

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

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

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                Year Ended December 31,
                                                                -----------------------
                                                          1999            1998               1997
                                                          ----            ----               ----

Net income                                              $3,839           $2,829            $3,079
                                                        ======           ======            ======
Weighted average number of shares
 outstanding:
Common Stock                                             3,508            3,640             3,697
Common stock equivalents -
 stock options                                             344              399               381
                                                       -------           -------         --------
                                                         3,852            4,039             4,078
                                                        ======           ======            ======
Net income per share:
Basic - based on weighted average
number of shares of common stock
outstanding                                              $1.09           $.  78           $   .83
                                                         =====           ======           =======

Diluted - based on weighted average
number of shares of common stock and common
stock equivalents outstanding                           $ 1.00          $   .70           $   .75
                                                        ======          =======           =======



Note E - Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximated market value.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note F - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 1999 and 1998 were as follows (in thousands):



                                       1999                                           1998
                                      ------                                         -----

                                        Gross                                        Gross
                        Amortized     Unrealized     Fair           Amortized      Unrealized        Fair
                          Cost          Gains        Value            Cost           Gains           Value
                          ----          -----        -----            ----           -----           -----

Common Stock              $ 591         $ 224        $ 815            $ 575          $ 137           $ 712
                          =====         =====        =====            =====          =====           =====


Unrealized gains and losses are presented in stockholders' equity.

Proceeds from sales of securities available for sale were $25,000 in 1999. There were no such sales in 1997 or 1998. Gross gains of $22,000 were realized on securities sales in 1999. Gains and losses are computed using the specific identification method.

Note G - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 1999, contractual rental revenues from the lease with Bank One are projected as follows:



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

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 1999 and 1998 was as follows (in thousands):



                                                                Accumulated
                                             Cost               Depreciation           Net
                                             ----               ------------           ---


                1999                        $4,470                $2,254             $2,216
                                            ======                ======             ======

                1998                        $4,470                $2,203             $2,267
                                            ======                ======             ======



Note H - Real Estate Inventory Held for Current Sale and
         Land Held for Future Development

At December 31, 1999, real estate inventory held for current sale and land held for future development consisted primarily of approximately 343 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $17,034,000 at December 31, 1999 and $16,005,000 at December 31, 1998,
which the Company believes was less than their fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

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

Approximately $22 million of the capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 1999, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately
$22 million.

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

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPELLC") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Wesley Chapel Lakes. The Company has, through MPELLC, agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses. MPELLC is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. Advances of $83,000 had been made on the loan through December 31, 1999 and were included in other assets in the accompanying consolidated financial statements. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. The Wesley Chapel Lakes project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders. Neither the Company nor its subsidiaries will be obligated to fund improvements in excess of the loan to the partnership or will be subject to a requirement to acquire any lots from the current owner.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note I - Income Taxes

As of December 31, 1999 and 1998, the Company had recorded the following net deferred tax assets. Amounts at December 31, 1998 have been adjusted to conform to the Company's 1998 federal income tax returns as filed in September 1999.


                                                                    Tax Effect (in thousands)
                                                                    -------------------------
                                                       December 31, 1999            December 31, 1998
                                                       -----------------            -----------------

Deferred tax assets:
Net operating loss carryforwards                             $ 4,976                       $ 3,828
Federal Alternative Minimum Tax
 payments                                                        153                            95
Deferred tax liabilities:
Land basis                                                    (3,952)                       (1,756)
Effect of accelerated depreciation                              (204)                         (191)
Other                                                           (169)                         (157)
                                                             --------                     ---------
                                                                 804                         1,819
Less: valuation allowance                                       (651)                       (1,724)
                                                            ---------                      --------
Net deferred tax assets                                    $     153                     $      95
                                                           =========                     =========



The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 1999, 1998 and 1997 because it realized the benefits, respectively, of $1,073,000, $1,105,000 and $1,202,000 of deferred tax assets.

In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arose out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The
Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


request for refund in the full amount of that payment. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000.
The Company's request for refund was denied and the action described above was filed. In May 1997, the Court granted the FTB's motion for summary judgement and dismissed the Company's action. The Company filed an appeal of the judgement with a California Court of Appeal. In late 1998, the Appellate Court unanimously upheld the Company's position. The
Appellate Court ordered reimbursement to the Company of the entire amount originally paid to the FTB, plus interest to the date of reimbursement. Reimbursement of $926,000 was received from the FTB in April 1999. In March 1999, the Company recorded a state income tax benefit of $656,000, after deduction of related federal and state income taxes of $270,000 that are the liability of the Company's predecessor.

                In 1998 the Company provided for estimated Florida income taxes of $30,000. The $99,000 benefit for state income taxes for the year ended December 31, 1997, resulted from the reversal of prior years' state income tax provisions.

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 1999, 1998 and 1997:



                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                   1999            1998            1997
                                                                   ----            ----            ----


Expected federal statutory income tax rate                         34.0%           34.0%           34.0%
State income taxes, net of federal tax benefit                      3.2             3.2             3.9
Refund of prior year's state income tax                           (20.6)%            --              --
Reversal of prior year's state income tax                            --              --            (3.3)
Utilization of deferred tax assets                                (37.2)          (36.2)          (37.9)
                                                                -------         -------         -------
Effective tax rate                                                (20.6)%           1.0%           (3.3)%
                                                                ========        ========       =========



                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1999, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $13,400,000 which expire as follows (in thousands):


           Year of Expiration
           ------------------

                 2002                        $    600
                 2003                           1,100
                 2004                             700
                 2005                             500
                 2006                             700
                 2007                           1,500
                 2008                           2,100
                 2009                           2,200
                 2010                             100
                 2011                             800
                 2012                             100
                 2013                           3,000
                                             --------
                                              $13,400



Note J - Subordinated Debentures

At December 31, 1999, the date of maturity of the Company's Floating Rate Subordinated Debentures the Company deposited with the Paying Agent and Trustee, $719,000, the amount required for redemption of all floating rate debentures outstanding at that date. Up to the date of maturity, the interest rate for the floating rate debentures was variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1999, 1998 and 1997.

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 1999, the $356,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities in the accompanying consolidated financial statements. At December 31, 1999, the Company had outstanding a $400,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note K - Rental Commitments

Rental expense, primarily for office premises, amounted to $76,000, $52,000 and $59,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 2004 were:



                     2000                      $ 72,000
                     2001                        72,000
                     2002                        72,000
                     2003                        72,000
                     2004                         6,000



Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 1999, 1998 and 1997 the Company purchased shares of its common stock, primarily in open market transactions: 247,500 shares for $1,912,000 in 1999, 91,594 shares for $736,000 in 1998 and 63,700 shares for $470,000 in 1997.

In 1999 an officer of the Company and two trusts, of which the widow of a former officer is a trustee, exercised options for the purchase of an aggregate of 119,500 shares of the Company's common stock. The Company received proceeds of $388,000 from the exercise of these options. No options were exercised in 1998 and 1997.


Note M - Stock Plans

The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") and Amended and Restated Management Incentive Compensation Plan (the "Original Employee Plan") govern certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan or the Original Employee Plan. The Company's 1994 Stock Option Plan for Outside Directors (the "1994 Director Plan"), provides for the grant of stock options to those of its directors who are not employed by the Company (the "Outside Directors").

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May 1995, May 1996, May 1997, May 1998 and May 1999. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May 1998 and May 1999. All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's stock on the date of grant. This method of accounting for options is acceptable under GAAP. In 1996 the FASB established a second, preferred method of accounting for compensation awarded through options which applies an option pricing theory to measuring option compensation. This method of accounting is set forth in Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 permits the continued application of the method employed by the Company. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income

                 BF ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



and earnings per share would have been reduced to the following pro forma amounts as of December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                                                 1999        1998       1997
                                                                                 ----        ----       ----


                Net income:         As reported                               $ 3,839     $ 2,829    $ 3,079
                                          SFAS 123 adjustment                    (114)       (157)      (188)
                                                                            ---------   ----------   --------
                                          Pro forma                           $ 3,725     $ 2,672    $ 2,891
                                                                             ========    ========    =======

                Diluted income
                per share:           As reported                              $  1.00    $    .70    $   .75
                                          SFAS 123 adjustment                    (.03)       (.04)      (.04)
                                                                            ---------    --------    --------
                                          Pro forma                           $   .97    $    .66   $    .71
                                                                             ========    ========   ========



As of December 31, 1999 and March 1, 2000, 361,500 shares were available for future grant under the 1997 Plan, 61,000 shares were available for future grant under the 1994 Director Plan and 826,000 of the stock options were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vest at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:



                                                  1999               1998              1997
                                                  ----               ----              ----


Risk free interest rate                           6.3%               4.6%              5.7%
Expected dividend yield                           none               none              none
Expected life of options                        5 years           5 years           5 years
Expected volatility                               0.1%               0.1%              0.1%



Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.98 in 1999, $1.59 in 1998 and $2.06 in 1997. The SFAS 123 adjustments for 1999, 1998 and 1997 appearing above are the product of these weighted average fair values and the number of options granted in each of the three years, after giving effect to the capitalization of a portion of these compensation costs to the Meadow Pointe project.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table below:


                                     1999                           1998                            1997
                             ----------------------        ---------------------          -------------------------

                                          Weighted-                      Weighted-                        Weighted-
                                          ---------                      ---------                        ---------
                           Options         Average         Options        Average          Options         Average
                           -------         -------         -------        -------          -------         -------
                                           Exercise                       Exercise                        Exercise
                                           --------                       --------                        --------
                                            Price                          Price                            Price
                                            -----                          -----                            -----



Outstanding at
Beginning  Of
Year                       904,000         $ 4.54         804,500         $ 4.14           704,500          $ 3.55

Granted                     55,500           7.29          99,500           7.80           100,000            8.28
Exercised                 (119,500)          3.25              --             --                --              --
Expired                    (13,000)          8.27              --             --                --              --
                          --------                    -----------     ----------        -----------     ----------
Outstanding at End
of Year                    827,000           4.86         904,000           4.54           804,500            4.14
                           =======                        =======                          =======
Exercisable at End
of Year                    826,000           4.85         895,500           4.52           789,250            4.10
                           =======                        =======                          =======



The following table summarizes information about stock options outstanding at December 31, 1999:



                                         Options Outstanding
                                  ------------------------------------
                                                                                            Options Exercisable
                                                                                            -------------------
                                             Weighted             Weighted -
                        Number                Average              Average            Number              Weighted -
      Range of       Outstanding at         Remaining             Exercise        Exercisable at           Average
  Exercise Prices       12/31/99         Contractual Life            Price            12/31/99         Exercise Price
  ---------------       --------         ----------------           ------            --------         --------------

$2.50 to $2.88             388,000             2.73 years            $2.67              388,000              $2.67
$3.87 to $4.75              94,000             5.80 years             4.66               94,000               4.66
$5.87 to $6.25             103,000             6.86 years             6.23              103,000               6.23
$7.25 to $9.00             242,000             8.72 years             7.88              241,000               7.87
                           -------                                                      -------
                           827,000                                                      826,000
                           =======                                                      =======




                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             BF ENTERPRISES, INC. AND SUBSIDIARIES
                                        December 31, 1999
                                      (Thousands of dollars)





                                                         Gross Amount at Which
                     Initial Cost to Company          Carried at Close of Period
                     -----------------------          ---------------------------
                                                                                                                       Life on Which
                                                                                                                       Depreciation
                                                                                                                       in Latest
                                                                                                                       Statements
                             Buildings and              Buildings and           Accumulated     Date of       Date     of Operations
Description          Land    Improvements      Land     Improvements    Total   Depreciation  Construction  Acquired   is Computed
-----------          ----    ------------      ----     ------------    -----   ------------  ------------  --------   -----------


Office Building -
Tempe, Arizona       $ 736      $ 3,734       $ 736        $ 3,734    $ 4,470     $ 2,254         1977        1977       40 Years
                     =====      =======       =====        =======    =======     =======



Notes:

(1) For Federal income tax purposes at December 31, 1999, real estate was carried at a cost of $1,668,000.

(2)  Reconciliation of "Real Estate and Accumulated Depreciation":




                                                                  Year Ended December 31,
                    -----------------------------------------------------------------------------------------------------------
                                      1999                                       1998                              1997
                                     ------                                     ------                             -----
                         Investment       Accumulated                 Investment      Accumulated        Investment     Accumulated
                          Amount          Depreciation                 Amount         Depreciation        Amount        Depreciation
                         ---------        ------------                ----------      ------------       ----------     ------------

Balance at
beginning of
year                      $ 4,470           $ 2,203                    $ 4,470          $ 2,152           $ 4,470         $ 2,101
Additions:
Depreciation
charged to
costs &
expenses                                         51                                          51                                51
                          -------           -------                    -------          -------           --------        -------
Balance at end
of year                   $ 4,470           $ 2,254                    $ 4,470          $ 2,203           $ 4,470         $ 2,152
                          =======           =======                    =======          =======           =======         =======




Item 9.        Changes in and Disagreements with Accountants on Accounting
               -----------------------------------------------------------
               and Financial Disclosure.
               ------------------------

               None.

                                       PART III


     The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held in May 2000.

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

              Consolidated  balance sheets at December 31, 1999 and 1998.

              Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997.

              Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997.

              Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997.

              Notes to financial statements.

              Selected quarterly financial data for the years ended December 31, 1999 and 1998 have not been included in the notes to the financial statements as they were not required.

              Financial Statement Schedules:

              III  - Real estate and accumulated depreciation

              Schedules I, II, IV and V have been omitted as they are inapplicable.

(a)  3.      Exhibits
             --------

Exhibit
Number       Description
------       -----------

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

*10.10d       Employment Agreement between the registrant and Brian
              P. Burns, dated as of January 1, 2000 - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*10.11a Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 - incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.11b Amendment to Employment Agreement between the registrant and Paul Woodberry, dated as of January 1, 2000 - filed herewith to the registrant's Annual
              Report  on Form  10-KSB  for the  fiscal  year  ended
              December 31, 1999.

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

  10.24 Agreement of General Partnership of Meadow Pointe General Partnership dated October 3, 1999 made by and between Meadow Pointe East, LLC and Devco III, L.L.C.- filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

  10.25 Agreement for Development, Sale and Purchase of Real Property dated October 5, 1999 made by and between Clearwater Bay Associates, Inc. and Meadow Pointe General Partnership - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

  10.26 Management Agreement dated October 3, 1999 made by and among Meadow Pointe General Partnership, Devco III, LLC and
               Donald A. Buck - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

  10.27 Grid Promissory Note dated October 3, 1999 made by and between Meadow Pointe General Partnership and Meadow Pointe East, LLC - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

  21           Subsidiaries of the registrant.

--------------------------------------------


         * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b)      Reports on Form 8-K
         --------------------

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



                                      BF ENTERPRISES, INC.
                                      --------------------
                                      (Registrant)



Date:  March 24, 2000          By:     /s/ S. Douglas Post
                                       -----------------------------------------
                                       S. Douglas Post, Vice President and
                                       Treasurer
                                       (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 2000            By:   /s/ Brian P. Burns
                                       ---------------------------------
                                       Brian P. Burns
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 24, 2000            By:   /s/ Paul Woodberry
                                       ---------------------------------
                                       Paul Woodberry
                                       Executive Vice President,
                                       Chief Financial Officer and a Director
                                       (Principal Financial Officer)


Date:  March 24, 2000            By:   /s/ Daniel S. Mason
                                       ---------------------------------
                                       Daniel S. Mason, Director


Date:  March 24, 2000            By:   /s/ Ralph T. McElvenny, Jr.
                                       ---------------------------------
                                       Ralph T. McElvenny, Jr., Director


Date:  March 24, 2000            By:   /s/ Charles E.F. Millard
                                       ---------------------------------
                                       Charles E.F. Millard, Director


Date:  March 24, 2000            By:   /s/ S. Douglas Post
                                       ---------------------------------
                                       S. Douglas Post, Vice President and
                                       Treasurer
                                       (Principal Accounting Officer)