Form 10QSB
period 2000-03-31
BF ENTERPRISES INC
filed 2000-05-12
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                 ------------------------------------

                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or

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

                ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000:

             3,446,019 shares of $.10 par value Common Stock

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                                 I N D E X
                                                                          Page
                                                                          ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

              -   Consolidated balance sheets ..............................3

              -   Consolidated statements of income.........................4

              -   Consolidated statements of stockholders' equity ..........5

              -   Consolidated statements of cash flows ....................6

              -   Notes to financial statements ............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings ...........................................14

   Item 6.    Exhibits and Reports on Form 8-K ............................14

                            PART I - FINANCIAL INFORMATION


Item 1.             Financial Statements.
                    --------------------


                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     (in thousands, except per share amounts)




                                                                                 March 31,           December 31,
                                                                                    2000                 1999
                                                                                    ----                 ----

ASSETS:
   Cash and cash equivalents                                                    $  3,787             $  3,575
   Marketable securities, at market value                                          1,115                  815
   Receivables                                                                       269                  223
   Real estate rental property, net of depreciation                                2,203                2,216
   Real estate inventory held for current sale
      and land held for future development                                        16,777               17,034
   Lease contract receivable                                                         638                  652
   Investment in partnership                                                         351                   83
   Deferred tax assets                                                               155                  153
   Other assets                                                                      383                  389
                                                                               ---------             --------
TOTAL ASSETS                                                                    $ 25,678             $ 25,140
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                             $    703             $    981
                                                                                --------             --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,447,919 and 3,450,599 shares                                              345                  345
     Capital surplus                                                              14,358               14,376
     Retained earnings                                                             9,845                9,215
     Other accumulated comprehensive income                                          427                  223
                                                                                --------             --------

   Total stockholders' equity                                                     24,975               24,159
                                                                                --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 25,678             $ 25,140
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

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     (in thousands, except per share amounts)



                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    -----------------------
                                                                                    2000               1999
                                                                                    ----               ----

Revenues:
    Real estate sales                                                              $ 801               $ 739
    Real estate rental income                                                        457                 461
    Interest and dividends                                                            54                  46
    Other                                                                              9                  32
                                                                                  ------             -------
                                                                                   1,321               1,278
                                                                                  ------             -------
 Costs and Expenses:
    Cost of real estate sold                                                         197                 185
    Depreciation and amortization                                                     24                  24
    Interest on subordinated debentures                                               --                  12
    General and administrative                                                       470                 481
                                                                                  ------              ------
                                                                                     691                 702
                                                                                  ------              ------
Income before income taxes                                                           630                 576
Benefit for state income taxes                                                        --                (656)
                                                                                  ------             -------
Net income                                                                        $  630             $ 1,232
                                                                                  ======             =======
Net income per share:
   Basic                                                                          $  .18             $   .34
                                                                                  ======             =======
   Diluted                                                                        $  .17             $   .31
                                                                                  ======             =======
Average shares used in computing basic
     net income per share                                                          3,448               3,572
Average shares and equivalents used in computing
     diluted net income per share                                                  3,739               3,970



                                  The accompanying notes to financial statements
                                     are an integral part of these statements.

                            BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                       (in thousands)




                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                           2000                 1999
                                                                                           ----                 ----

Common stock:
   Balance at beginning of period                                                           $ 345              $   358
   Purchases of common stock - par value                                                       -                    (3)
                                                                                         --------              -------
   Balance at end of period                                                              $    345              $   355
                                                                                         ========              =======
Capital surplus:
   Balance at beginning of period                                                        $ 14,376             $ 15,887
   Purchases of common stock - excess over par value                                          (18)                (213)
                                                                                         ---------             --------
   Balance at end of period                                                              $ 14,358             $ 15,674
                                                                                         ========             ========
Retained earnings:
   Balance at beginning of period                                                         $ 9,215              $ 5,376
   Net income                                                                                 630                1,232
                                                                                          -------              -------
   Balance at end of period                                                               $ 9,845              $ 6,608
                                                                                          =======              =======
Other accumulated comprehensive income:
    Balance at beginning of period                                                       $    223              $   137
    Unrealized gains from marketable equity securities during period                          204                   25
                                                                                          -------              -------
    Balance at end of period                                                             $    427              $   162
                                                                                          =======              =======
Accumulated comprehensive income:
    Balance at beginning of period                                                       $  9,438              $ 5,513
                                                                                          -------              -------
    Net income                                                                           $    630              $ 1,232
    Unrealized gains from marketable equity securities during period                          204                   25
                                                                                         --------              -------
    Comprehensive income for period                                                      $    834              $ 1,257
                                                                                         --------              -------
    Balance at end of period                                                             $ 10,272              $ 6,770
                                                                                         ========              =======






                                  The accompanying notes to financial statements
                                     are an integral part of these statements.

                                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (in thousands)






                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                         --------------------
                                                                                         2000            1999
                                                                                         ----            ----


Cash flows from operating activities:
 Net income                                                                          $    630       $  1,232
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                                                         (604)          (554)
 Net cash proceeds from sales of real estate                                              686            496
 Real estate development costs                                                           (282)          (392)
 Reimbursement of real estate development costs                                           457            770
 Changes in certain assets and liabilities:
   Increase in state income tax refund receivable                                          --           (656)
   Decrease (increase) in other receivables                                               (46)            40
   Decrease (increase) in lease contract receivable                                        14            (14)
   Decrease in payables and accrued liabilities                                          (201)           (56)
   Other, net                                                                              15             11
                                                                                     ---------     ---------
   Total adjustments to net income                                                          39          (355)
                                                                                     ---------     ---------
   Net cash provided by operating activities                                               669           877

Cash flows from investing activities:
 Purchases of marketable securities                                                        (99)           --
 Investment in partnership                                                                (268)           --
 Other                                                                                       5            --
                                                                                     ----------    ---------
   Net cash used by investing activities                                                  (362)           --

Cash flows from financing activities:
 Reductions in subordinated debentures                                                     (77)         (107)
 Purchases of the Company's common stock                                                   (18)         (216)
                                                                                     ---------     ---------
   Net cash used by financing activities                                                   (95)         (323)
                                                                                     ---------     ---------

Net increase in cash and cash equivalents                                                  212           554
Cash and cash equivalents at beginning of period                                         3,575         3,347
                                                                                     ---------     ---------
Cash and cash equivalents at end of period                                           $   3,787     $   3,901
                                                                                     =========     =========





                                  The accompanying notes to financial statements
                                     are an integral part of these statements.

                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 and in the Company's Form 10-QSB for the quarterly period ended March 31, 1999.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:


                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -----------------------
                                                                           2000               1999
                                                                           ----               ----

Net Income                                                                 $ 630            $ 1,232
                                                                           =====            =======
Weighted average number of shares outstanding:
Common stock                                                               3,448              3,572
Common stock equivalents -
  stock options (1)                                                          291                398
                                                                           -----              -----
                                                                           3,739              3,970
                                                                           =====              =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                                     $ .18              $ .34
                                                                           =====              =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                   $ .17              $ .31
                                                                           =====              =====


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

Note D - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 317 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $16,777,000 at March 31, 2000 and $17,034,000 at December 31, 1999. The Company believes that the current fair value of these assets is greater than their carrying value.

It is the Company's policy to review and update its projections on the Meadow Pointe project on a regular basis. Periodic cumulative adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPELLC") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Wesley Chapel Lakes. The Company has, through MPELLC, agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses. Advances of $351,000 and $83,000 had been made on the loan at March 31, 2000 and December 31, 1999, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPELLC is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Wesley Chapel Lakes project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders. Neither the Company nor its subsidiaries will be obligated to fund improvements in excess of the loan to the partnership or will be subject to a requirement to acquire any lots from the current owner.

Note F - Benefit for State Income Taxes

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

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 2000, the Company purchased 2,680 shares of its common stock for an aggregate amount of $18,000. During the three months ended March 31, 1999, the Company purchased 27,750 shares of its common stock for an aggregate amount of $216,000.

Item 2.       Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations
              ----------------------------------------------


Results of Operations
---------------------

   Net income of $630,000 and $1,232,000 in the three months ended March 31, 2000 and 1999, respectively, included gains of $604,000 and $554,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida, and, in the 1999 period, included a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 tax assessment (see Note F of Notes to Financial Statements). The Company sold 111 developed lots at Meadow Pointe during the three months ended March 31, 2000, which represented a 6% increase from the number of lots sold during the same period of 1999.

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

   Interest and dividends from investments accounted for $54,000 and $46,000 of revenues in the three months ended March 31, 2000 and 1999, respectively. The increase in 2000 was due to higher interest rates and an increase in the amount of funds available for investment.

   Interest expense for the three months ended March 31, 1999 was $12,000. There was no interest expense for the comparable 2000 period due to the maturity of the Company's Floating Rate Subordinated Debentures on December 31, 1999.

   General and administrative expenses in the three months ended March 31, 2000 were $11,000 lower than in the comparable period in 1999, due principally to a decrease in legal fees.


Liquidity and Capital Resources
-------------------------------

   At March 31, 2000, the Company held $4,902,000 in cash, cash equivalents and marketable securities, as compared to $703,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

   The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds, including $4,660,000 in May 2000. The proceeds of such financings have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots, and multifamily parcels, in Meadow Pointe. Neither district anticipates the need for any additional financing.

   The Company's subsidiary Meadow Pointe East, LLC ("MPELLC") was formed in October 1999, as a partner in a general partnership, to develop a 2,000 acre tract of land adjacent to the Meadow Pointe property, tentatively identified as Wesley Chapel Lakes. It is expected that the project will contain approximately 3,000 lots together with certain retail, commercial and non- residential uses. The infrastructure construction should begin in the third quarter of 2000. It is anticipated that two community development districts encompassing the Wesley Chapel Lakes project will be formed. The districts may, from time to time, issue special assessment bonds to finance infrastructure construction. Under the general partnership agreement, MPELLC will be entitled to receive 50% of the general partnership's profits derived primarily from the sale of the lots. The cost of the land will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders. MPELLC has agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses.

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

   The Company is not a party to any material legal proceedings.


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

                                                BF ENTERPRISES, INC.
                                                  (Registrant)


Date:  May 12, 2000                             /s/ Brian P. Burns
                                                ------------------
                                                Brian P. Burns
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Duly Authorized Officer)


Date:  May 12, 2000                             /s/ S. Douglas Post
                                                -------------------
                                                S. Douglas Post
                                                Vice President and Treasurer
                                                (Principal Accounting Officer)