Form 10QSB
period 2000-06-30
BF ENTERPRISES INC
filed 2000-08-07
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                  ------------------------------------


                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 2000:

             3,446,019 shares of $.10 par value Common Stock

                    BF ENTERPRISES, INC. AND SUBSIDIARIES

                                  I N D E X

                                                                          Page
                                                                          ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated balance sheets................................3

             -   Consolidated statements of income..........................4

             -   Consolidated statements of stockholders' equity ...........5

             -   Consolidated statements of cash flows .....................6

             -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings . . . . . ..................................14

   Item 6.    Exhibits and Reports on Form 8-K .............................14

                    PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
          --------------------



                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (in thousands, except per share amounts)


                                                                                         June 30,           December 31,
                                                                                           2000                 1999
                                                                                           ----                 ----

ASSETS:
   Cash and cash equivalents                                                            $  4,759              $  3,575
   Marketable securities, at market value                                                  1,097                   815
   Receivables                                                                                46                   223
   Real estate rental property, net of depreciation                                        2,191                 2,216
   Real estate inventory held for current sale
    and land held for future development                                                  15,844                17,034
   Lease contract receivable                                                                 630                   652


   Investment in partnership                                                                 637                    83
   Deferred tax assets                                                                       155                   153
   Other assets                                                                              351                   389
                                                                                        --------              --------
TOTAL ASSETS                                                                            $ 25,710              $ 25,140
                                                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                                     $    667             $     981
                                                                                        --------             ---------
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,446,019 and 3,450,599 shares                                                      345                   345
     Capital surplus                                                                      14,344                14,376
     Retained earnings                                                                     9,945                 9,215
     Other accumulated comprehensive income                                                  409                   223
                                                                                        --------              --------
   Total stockholders' equity                                                             25,043                24,159
                                                                                        --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 25,710              $ 25,140
                                                                                        ========              ========


                   The accompanying notes to financial statements
                       are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share amounts)


                                                                      Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                      ------------------            --------------------
                                                                     2000           1999            2000            1999
                                                                     ----           ----            ----            ----

Revenues:
    Real estate sales                                              $   18         $ 1,116          $  819        $ 1,855
    Real estate rental income                                         457             460             914            921
    Interest and dividends                                             67              54             121            100
    Other                                                              51               8              60             40
                                                                   ------          ------          ------         ------
                                                                      593           1,638           1,914          2,916
                                                                   ------          ------          ------         ------
 Costs and Expenses:
    Cost of real estate sold                                           25             251             222            436
    Depreciation and amortization                                      24              24              48             48
    Interest on subordinated debentures                                --              13              --             25
    General and administrative                                        444             461             914            942
                                                                    -----          ------          ------         ------
                                                                      493             749           1,184          1,451
                                                                    -----          ------          ------          -----
Income before income taxes                                            100             889             730          1,465
Benefit for income taxes                                               --              --              --           (656)
                                                                    -----          ------          ------         -------
Net income                                                         $  100          $  889          $  730        $ 2,121
                                                                   ======          ======          ======        =======
Net income per share:

        Basic                                                      $  .03         $   .25         $  .21         $   .60
                                                                   ======         =======         ======         =======
        Diluted                                                    $  .03         $   .23         $  .19         $   .54
                                                                   ======         =======         ======         =======

Average shares used in computing basic
     net income per share                                           3,446           3,520          3,447           3,546
Average shares and equivalents used in computing
     diluted net income per share                                   3,776           3,882          3,756           3,926


                       The accompanying notes to financial statements
                           are an integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          -------------------------


                                                                                          2000                 1999
                                                                                          ----                 ----

Common stock:
   Beginning of period                                                                 $    345           $     358
   Purchases of common stock - par value                                                     --                 (11)
   Exercise of stock options - par value                                                     --                   4
                                                                                       --------            --------
   End of period                                                                       $    345            $    351
                                                                                       ========            ========
Capital surplus:
   Beginning of period                                                                 $ 14,376             $15,887
   Purchases of common stock - excess over par value                                        (32)               (775)
   Exercise of stock options - excess over par value                                         --                 105
                                                                                       --------             -------
   End of period                                                                       $ 14,344             $15,217
                                                                                       ========             =======
Retained earnings:
   Beginning of period                                                                 $  9,215             $ 5,376
   Net income                                                                               730               2,121
                                                                                       --------             -------
   End of period                                                                       $  9,945             $ 7,497
                                                                                       ========             =======
Other accumulated comprehensive income:
    Beginning of period                                                                $    223             $   137
    Unrealized gains from marketble equity securities                                       186                  52
                                                                                       --------             -------
    End of period                                                                      $    409             $   189
                                                                                       ========             =======



Accumulated comprehensive income:

Accumulated comprehensive income:
    Beginning of period                                                                 $ 9,438             $ 5,513
                                                                                        -------             -------
    Net income                                                                         $    730             $ 2,121
    Unrealized gains from marketable equity securities                                      186                  52
                                                                                       --------            --------
    Comprehensive income for period                                                    $    916             $ 2,173
                                                                                       --------             -------
    End of period                                                                      $ 10,354             $ 7,686
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

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)





                                                                              Six Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                             2000           1999
                                                                             ----           ----


Cash flows from operating activities:
  Net income                                                             $   730        $   2,121

Adjustments to reconcile net income to net cash
  used by operating activities:
    Gains from sales of real estate                                         (597)          (1,419)
    Net cash proceeds from sales of real estate                            1,182            1,188
    Real estate development costs                                           (178)          (1,300)
    Reimbursement of real estate
        development costs                                                    783            1,712
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                                   177             (174)
        Decrease (increase) in lease contract receivable                      22               (5)
        Decrease in payables and accrued liabilities                        (232)             (41)
        Other net                                                             59               17
                                                                         -------          -------
      Total adjustments to net income                                      1,216              (22)
                                                                         -------          -------
        Net cash provided by operating activities                          1,946            2,099


Cash flows from investing activities:
  Purchases of marketable securities                                         (99)              --
  Investment in partnership                                                 (554)              --
  Other                                                                        5               --
                                                                         -------          -------
     Net cash used by investing activities                                  (648)              --


Cash flows from financing activities:
  Reductions in subordinated debentures                                      (82)            (109)
  Purchases of the Company's common stock                                    (32)            (786)
  Proceeds from exercise of stock options                                     --              109
                                                                         -------          -------
        Net cash used by financing activities                               (114)            (786)
                                                                         -------          -------

Net increase in cash and cash equivalents                                  1,184            1,313
Cash and cash equivalents at beginning of period                           3,575            3,347
                                                                         -------          -------
Cash and cash equivalents at end of period                               $ 4,759          $ 4,660
                                                                         =======          =======

Supplemental disclosures of cash flow information:

   Cash paid during the period for
     interest (net of amount capitalized)                                $    --         $    25
                                                                         =======         =======




                      The accompanying notes to financial statements
                         are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 and in the Company's Form 10-QSB for the quarterly period ended June 30, 1999.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:



                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                    ----------------------           --------------------
                                                                    2000              1999           2000            1999
                                                                    ----              ----           ----            ----

Net Income                                                          $ 100            $ 889          $ 730           $2,121
                                                                    =====            =====          =====           ======
Weighted average number of shares outstanding:
Common stock                                                        3,446            3,520          3,447            3,546
Common stock equivalents -
  stock options                                                       330              362            309              380
                                                                    -----            -----          -----            -----
                                                                    3,776            3,882          3,756            3,926
                                                                    =====            =====          =====            =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                              $ .03            $ .25          $ .21            $ .60
                                                                    =====            =====          =====            =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                            $ .03            $ .23          $ .19            $ .54
                                                                    =====            =====          =====            =====


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


            2000                  $1,848,000
            2001                   1,936,000
            2002                   1,953,600
            2003                   1,975,600
            2004                   1,980,000
            2005 (two months)        330,000

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

Note D - Real Estate Inventory Held for Current Sale and Land
             Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 301 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,844,000 at June 30, 2000 and $17,034,000 at December 31, 1999. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPELLC") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Wesley Chapel Lakes. The Company has, through MPELLC, agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses. Advances of $637,000 and $83,000 had been made on the loan at June 30, 2000 and December 31, 1999, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPELLC is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Wesley Chapel Lakes project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders. Neither the Company nor its subsidiaries will be obligated to fund improvements in excess of the loan to the partnership or will be subject to a requirement to acquire any lots from the current owner.

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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



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

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 2000, the Company purchased 4,580 shares of its common stock for an aggregate amount of $32,000. During the six months ended June 30, 1999, the Company purchased 102,650 shares of its common stock for an aggregate amount of $786,000.

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations.
        ---------------------------------------------


Results of Operations
---------------------

         Net income of $100,000 and $730,000 in the three months and six months ended June 30, 2000, included, respectively, a loss of $7,000 and a gain of $597,000, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and six months ended June 30, 1999, net income of $889,000 and $2,121,000 included gains of $865,000 and $1,419,000, respectively, from sales of Meadow Pointe property and, in the six month period, included a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 assessment (see Note F of Notes to Financial Statements). The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company reviews these estimates periodically and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of 2000. These adjustments, reflecting changes occurring during this period, resulted in aggregate reductions in revenue and costs that reduced net income by $589,000 and $935,000 in the three months and six months ended June 30, 2000. Revisions of project estimates were not deemed necessary at the time budgets were reviewed during the comparable periods of 1999. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

         Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 77 and 188 developed lots at Meadow Pointe during the three months and six months ended June 30, 2000 which represented, respectively, decreases of 35% and 16% from the number of lots sold in the same periods of 1999. During the 2000 periods, construction activities and related sales were hampered by delays in obtaining permits from government agencies for development of the remaining residential parcels.

         Interest and dividends from investments accounted for $67,000 and $121,000 of revenues in the three months and six months ended June 30, 2000, respectively, and $54,000 and $100,000 in comparable periods in 1999. The increase in the 2000 periods was due to higher interest rates and an increase in the amount of funds available for investment.

         Interest expense for the three months and six months ended June 30, 1999 was $13,000 and $25,000, respectively. There was no interest expense for the comparable 2000 periods due to the maturity of the Company's Floating Rate Subordinated Debentures on December 31, 1999.

         General and administrative expenses in the three months and six months ended June 30, 2000 were, respectively, $17,000 and $28,000 lower than in the comparable periods in 1999, due principally to a decrease in legal fees.


Liquidity and Capital Resources
-------------------------------

         At June 30, 2000, the Company held $5,856,000 in cash, cash equivalents and marketable securities, as compared to $667,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds, including $4,660,000 in May 2000. Bonds in the principal amount of approximately $37,000,000 remained outstanding at June 30, 2000. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots, and multifamily parcels, in Meadow Pointe. Neither district anticipates the need for any additional financing.

         The Company's subsidiary Meadow Pointe East, LLC ("MPELLC") was formed in October 1999, as a partner in a general partnership, to develop a 2,000 acre tract of land adjacent to the Meadow Pointe property, tentatively identified as Wesley Chapel Lakes. It is expected that the project will contain approximately 3,000 residential lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in the third quarter of 2000. It is anticipated that two community development districts encompassing the Wesley Chapel Lakes project will be formed. The districts may, from time to time, issue capital improvement revenue bonds to finance infrastructure construction. Under the general partnership agreement, MPELLC will be entitled to receive 50% of the general partnership's profits derived primarily from the sale of residential lots. The land cost will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders. MPELLC has agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development expenses.

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

         The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

         The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

                                             BF ENTERPRISES, INC.
                                               (Registrant)


Date:   August 4, 2000                        /s/ Brian P. Burns
                                             -----------------------------
                                             Brian P. Burns
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                            (Duly Authorized Officer)


Date:   August 4, 2000                       /s/ S. Douglas Post
                                            --------------------------------
                                            S. Douglas Post
                                            Vice President and Treasurer
                                           (Principal Accounting Officer)