Form 10QSB
period 2000-09-30
BF ENTERPRISES INC
filed 2000-11-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                  ------------------------------------


                               FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 2, 2000:

             3,434,839 shares of $.10 par value Common Stock

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

              -   Consolidated statements of stockholders' equity ..........5

              -   Consolidated statements of cash flows ....................6

              -   Notes to financial statements ............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................11



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings.............................................14

   Item 6.    Exhibits and Reports on Form 8-K .............................14

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------



                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (in thousands, except per share amounts)


                                                                 September 30,         December 31,
                                                                     2000                 1999
                                                                 ------------          -----------


ASSETS:
   Cash and cash equivalents                                     $  5,132              $  3,575
   Marketable securities, at market value                           1,234                   815
   Receivables                                                         64                   223
   Real estate rental property, net of depreciation                 2,178                 2,216
   Real estate inventory held for current sale
    and land held for future development                           15,801                17,034
   Lease contract receivable                                          622                   652
   Investment in partnership                                          768                    83
   Deferred tax assets                                                155                   153
   Other assets                                                       332                   389
                                                                 --------              --------
TOTAL ASSETS                                                     $ 26,286              $ 25,140
                                                                 --------              --------
                                                                 --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                              $     656             $    981
                                                                 ---------             --------
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,445,939 and 3,450,599 shares                                345                   345
     Capital surplus                                                14,344                14,376
     Retained earnings                                              10,520                 9,215
     Other accumulated comprehensive income                            421                   223
                                                                   -------               -------

   Total stockholders' equity                                       25,630                24,159
                                                                  --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 26,286              $ 25,140
                                                                  --------              --------
                                                                  --------              --------


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share amounts)



                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                      -------------------            --------------------
                                                                      2000           1999            2000           1999
                                                                      ----           ----            ----           ----

Revenues:
    Real estate sales                                              $  631         $ 1,007         $ 1,450        $ 2,862
    Real estate rental income                                         456             460           1,370          1,381
    Interest and dividends                                             80              64             201            164
    Other                                                               4              11              64             51
                                                                    -----           -----           -----          -----
                                                                    1,171           1,542           3,085          4,458
                                                                    -----           -----           -----          -----
 Costs and Expenses:
    Cost of real estate sold                                          161             165             383            601
    Depreciation and amortization                                      24              24              72             72
    Interest on subordinated debentures                                --              12              --             37
    General and administrative                                        411             485           1,325          1,427
                                                                    -----           -----           -----          -----
                                                                      596             686           1,780          2,137
                                                                    -----           -----           -----          -----
Income before income taxes                                            575             856           1,305          2,321
Benefit for income taxes                                               --              --              --           (656)
                                                                    -----           -----           -----         ------
Net income                                                         $  575          $  856          $1,305         $2,977
                                                                    -----           -----          ------         ------
                                                                    -----           -----          ------         ------
Net income per share:
        Basic                                                      $  .17          $  .24          $  .38         $  .84
                                                                   ------          ------          ------         ------
                                                                   ------          ------          ------         ------
        Diluted                                                    $  .15          $  .22          $  .35         $  .76
                                                                   ------          ------          ------         ------
                                                                   ------          ------          ------         ------

Average shares used in computing basic
     net income per share                                           3,446           3,496           3,447         3 ,526
Average shares and equivalents used in
computing diluted net income per share                              3,764           3,828           3,759         3,891



                       The accompanying notes to financial statements
                            are an integral part of these statements.

                            BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                       (in thousands)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             ------------------


                                                                                           2000                1999
                                                                                           ----               -----

Common stock:
   Beginning of period                                                                  $   345            $    358
   Purchases of common stock - par value                                                     --                 (23)
   Exercise of stock options - par value                                                     --                  12
                                                                                         ------             -------
   End of period                                                                        $   345            $    347
                                                                                         ------             -------
                                                                                         ------             -------
Capital surplus:
   Beginning of period                                                                  $14,376             $15,887
   Purchases of common stock - excess over par value                                        (32)             (1,724)
   Exercise of stock options - excess over par value                                         --                 376
                                                                                         ------              ------
   End of period                                                                        $14,344             $14,539
                                                                                         ------              ------
                                                                                         ------              ------
Retained earnings:
   Beginning of period                                                                  $ 9,215             $ 5,376
   Net income                                                                             1,305               2,977
                                                                                         ------              ------
   End of period                                                                        $10,520             $ 8,353
                                                                                         ------              ------
                                                                                         ------              ------
Other accumulated comprehensive income:
    Beginning of period                                                                $    223            $    137
    Unrealized gains from marketable equity securities                                      198                 100
                                                                                         ------              ------
    End of period                                                                      $    421             $   237
                                                                                         ------              ------
                                                                                         ------              ------



Accumulated comprehensive income:

Accumulated comprehensive income:
    Beginning of period                                                                 $ 9,438             $ 5,513
                                                                                         ------              ------
    Net income                                                                          $ 1,305             $ 2,977
    Unrealized gains from marketable equity securities during period                        198                 100
                                                                                         ------              ------
    Comprehensive income for period                                                       1,503               3,077
                                                                                         ------              ------
    End of period                                                                       $10,941             $ 8,590
                                                                                         ------              ------
                                                                                         ------              ------



                        The accompanying notes to financial statements
                            are an integral part of these statements.

                             BF ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (in thousands)







                                                                             Nine Months Ended
                                                                                September, 30
                                                                                -------------
                                                                            2000             1999
                                                                            ----             ----


Cash flows from operating activities:
  Net income                                                           $   1,305        $   2,977
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Gains from sales of real estate                                       (1,067)          (2,261)
    Net cash proceeds from sales of real estate                            1,643            1,804
    Real estate development costs                                           (460)          (1,621)
    Reimbursement of real estate development costs                         1,117            2,140
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                                   159              (53)
        Decrease in lease contract receivable                                 30                3
        Decrease in payables and accrued liabilities                        (228)             (83)
        Increase in deferred tax assets                                       (2)             (57)
        Other, net                                                            93               20
                                                                           -----            -----
      Total adjustments to net income                                      1,285             (108)
                                                                           -----            -----
        Net cash provided by operating activities                          2,590            2,869


Cash flows from investing activities:
  Purchases of marketable securities                                        (224)              --
  Investment in partnership                                                 (685)              --
  Return of capital invested in limited liability company                     --              300
  Other                                                                        5               --
                                                                           -----            -----
      Net cash provided (used) by investing activities                      (904)             300


Cash flows from financing activities:
  Reductions in subordinated debentures                                      (97)            (577)
  Purchases of the Company's common stock                                    (32)          (1,747)
  Proceeds from exercise of stock options                                     --              388
                                                                           -----           ------
        Net cash used by financing activities                               (129)          (1,936)
                                                                           -----           ------

Net increase in cash and cash equivalents                                  1,557            1,233
Cash and cash equivalents at beginning of period                           3,575            3,347
                                                                           -----            -----
Cash and cash equivalents at end of period                               $ 5,132          $ 4,580
                                                                           -----            -----
                                                                           -----            -----

Supplemental disclosures of cash flow information:

   Cash paid during the period for
     interest (net of amount capitalized)                                $    --           $   37
                                                                           -----            -----
                                                                           -----            -----




                           The  accompanying  notes  are an
                     integral part of these consolidated statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 and in the Company's Form 10-QSB for the quarterly period ended September 30, 1999.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):


                                                                      Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                     ----------------------           --------------------
                                                                     2000             1999           2000            1999
                                                                     ----             ----           ----            ----

Net Income                                                         $  575           $  856         $1,305          $2,977
                                                                    -----           ------          -----           -----
                                                                    -----           ------          -----           -----
Weighted average number of shares outstanding:
Common stock                                                        3,446            3,496          3,447           3,526
Common stock equivalents -
  stock options                                                       318              332            312             365
                                                                    -----            -----          -----           -----
                                                                    3,764            3,828          3,759           3,891
                                                                    -----            -----          -----           -----
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                              $ .17            $ .24          $ .38           $ .84
                                                                    -----            -----          -----           -----
                                                                    -----            -----          -----           -----
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                            $ .15            $ .22          $ .35           $ .76
                                                                    -----            -----          -----           -----
                                                                    -----            -----          -----           -----



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

Note D - Real Estate Inventory Held for Current Sale and Land
             Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 286 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $15,801,000 at September 30, 2000 and $17,034,000 at December 31, 1999. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPELLC") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Wesley Chapel Lakes. It is expected that the project will contain approximately 3,000 residential lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in 2001. MPELLC has agreed to loan the partnership up to an aggregate of $1,000,000 of cash and/or a letter of credit for development expenses. Advances of $768,000 and $83,000 had been made on the loan at September 30, 2000 and December 31, 1999, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPELLC is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Wesley Chapel Lakes project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders.

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

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 2000, the Company purchased 4,660 shares of its common stock for an aggregate amount of $32,000. During the nine months ended September 30, 1999, the Company purchased 224,500 shares of its common stock for an aggregate amount of $1,747,000.

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

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations.
        ---------------------------------------------


Results of Operations
---------------------

         Net income of $575,000 and $1,305,000 in the three months and nine months ended September 30, 2000, included gains of $470,000 and $1,067,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. In the three months and nine months ended September 30, 1999, net income of $856,000 and $2,977,000 included gains of $842,000 and $2,261,000, respectively, from sales of Meadow Pointe property and, in the nine month period, included a $656,000 benefit for state income taxes deriving from the Company's successful suit against the California Franchise Tax Board for reimbursement of a 1981 assessment (see Note F of Notes to Financial Statements). The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company reviews these estimates quarterly and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of 2000. These adjustments, reflecting changes occurring during this period, resulted in aggregate reductions in revenue and costs that reduced net income by $935,000 in the nine months ended September 30, 2000. No such adjustments were recorded in the three months ended September 30, 2000. Cumulative adjustments made in the third quarter of 1999, based on revised project estimates, increased net income by $127,000 in the three months and nine months ended September 30, 1999. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

         Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 76 and 264 developed lots at Meadow Pointe during the three months and nine months ended September 30, 2000 which represented, respectively, decreases of 36% and 23% from the number of lots sold in the same periods of 1999. During the 2000 periods, construction activities and related sales were hampered by delays in obtaining permits from government agencies for development of the remaining residential parcels.

         Interest and dividends from investments accounted for $80,000 and $201,000 of revenues in the three months and nine months ended September 30, 2000, respectively, and $64,000 and $164,000 in comparable periods in 1999. The increase in the 2000 periods was due to higher interest rates and an increase in the amount of funds available for investment.

         Interest expense for the three months and nine months ended September 30, 1999 was $12,000 and $37,000, respectively. There was no interest expense for the comparable 2000 periods due to the maturity of the Company's Floating Rate Subordinated Debentures on December 31, 1999.
         General and administrative expenses in the three months and nine months ended September 30, 2000 were, respectively, $74,000 and $102,000 lower than in the comparable periods in 1999, due principally to a decrease in legal fees and compensation for executive officers.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2000, the Company held $6,366,000 in cash, cash equivalents and marketable securities, as compared to $656,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds, including $4,660,000 in May 2000. Bonds in the principal amount of approximately $33,000,000 remained outstanding at September 30, 2000. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots, and multifamily parcels, in Meadow Pointe.

         As described in Note E of Notes to Financial Statements, the Company's subsidiary Meadow Pointe East, LLC was formed in October 1999, as a partner in a general partnership, to develop a 2,000 acre tract of land adjacent to the Meadow Pointe property, tentatively identified as Wesley Chapel Lakes. It is anticipated that two community development districts encompassing the Wesley Chapel Lakes project will be formed. The districts may, from time to time, issue capital improvement revenue bonds to finance infrastructure construction.

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

                                                   BF ENTERPRISES, INC.
                                                   (Registrant)


Date:   November 13, 2000                      /s/ Brian P. Burns
                                              ------------------------------
                                              Brian P. Burns
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Duly Authorized Officer)


Date:   November 13, 2000                      /s/ S. Douglas Post
                                               -----------------------------
                                               S. Douglas Post
                                               Vice President and Treasurer
                                              (Principal Accounting Officer)