Form 10KSB40
period 2000-12-31
BF ENTERPRISES INC
filed 2001-04-02
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000, or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ending December 31, 2000, were $4,363,000.


As of March 1, 2001, the aggregate market value of the $.10 Par Value Common Stock held by non- affiliates of the registrant was approximately $14,057,920 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,680,921 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 1, 2001, there were outstanding 3,424,539 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 2001, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

                                        PART I


Item 1.   Business.

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently is engaged primarily in the real estate business, including the development of two large tracts of land, known as Meadow Pointe and Meadow Pointe East (formerly known as Wesley Chapel Lakes), in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 2000, the Company's assets also included approximately $5.3 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe and Meadow Pointe East projects.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 2001, the Company owned approximately 254 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 2,628 lots, consisting of approximately 553 acres, to 8 homebuilders and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and sold a two-acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,725 single family homes, 1,540 multifamily residential units and
61.5 acres of commercial facilities.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 77 lots in the first two months of 2001, 353 lots in 2000, 457 lots in 1999, 314 lots in 1998, 297 lots in 1997, 269 lots in 1996,
211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992 for prices ranging from approximately $15,000 to $48,500. The homebuilders currently are offering finished single family homes at base prices starting at $120,000, villas at $110,000 and town homes at $80,000.

         The Company is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect that it will engage in the construction of houses on finished lots. In March 1991, the Company entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning and managing, and advising the Company with respect to, the development of

Meadow Pointe, including the sale of single family lots and multifamily and commercial parcels.

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million capital improvement revenue bonds, of which approximately $31.5 million was outstanding at December 31, 2000. The bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders.

         The Company has been actively marketing two commercial tracts, 41 and 16 acres respectively, bordering County Road 581, and currently has a sale contract for the 41 acre site which is subject to an investigation period and other conditions.

         Meadow  Pointe  East.  In  October  1999  the  Company   formed  a  new
subsidiary, Meadow Pointe East, LLC ("MPE"), to be a partner in a general partnership with Devco III, LLC, an affiliate of Devco, the development manager of Meadow Pointe, to develop 2,000 acres adjacent to the Meadow Pointe property. This new project, identified as Meadow Pointe East, is currently being zoned for approximately 3,000 lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in 2001. One community development district within the Meadow Pointe East project has been formed and it is anticipated a second community development district will be formed in several years. The districts will, from time to time, issue capital improvement revenue bonds to finance infrastructure construction. In February 2001 the first of these bonds was issued in the principal amount of $5,930,000. The land cost will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders. The Company expects that most of the same homebuilders presently active in Meadow Pointe will move into Meadow Pointe East.

         MPE has agreed to loan the partnership up to an aggregate of $1,000,000 of cash and/or a letter of credit for development and other expenses. Advances of $912,000 and $83,000 had been made on the loan at December 31, 2000 and 1999, respectively. In early March 2000, part of the proceeds from the issuance of the first community development district bond was used to repay advances from MPE. At March 5, 2001, the loan balance was $704,000 including accrued interest. The loan carries an interest rate of 1% over the Wells Fargo Bank prime rate.

         Commercial Building in Tempe. The Company owns a 228,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in
1999;  $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in
2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During the term of the lease, the Company is amortizing income from the lease and the $423,000 cost of a related lease commission on a straight-line basis, as required by generally accepted accounting principles. Accordingly, in 1998, 1999 and 2000 the Company reported
- and in each of the remaining five years of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The Company is reporting annual lease amortization expense of $46,000 over the same period. The lease also allows the tenant two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

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

         Development of the Meadow Pointe and Meadow Pointe East projects will take several more years and is dependent upon, among other things, the availability of future financing on terms satisfactory to the Company and the community development districts, the strength of the general economy and employment growth in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. There are several other residential projects in the same market area as Meadow Pointe and Meadow Pointe East, along or near County Road 581. These projects may have an adverse impact on the rate of lot sales at Meadow Pointe and Meadow Pointe East or lot prices, or both.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005. The Company expects to sell its Nashville property after certain permitting and development issues have been resolved.


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

Item 2.  Properties.
         ----------

         The Company leases its headquarters office space, consisting of approximately 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2004. Approximately 340 square feet of this space has been subleased, under a letter agreement, on a month-to-month tenancy commencing April 1, 2001. The Company also rents approximately 290 square feet of office space, also under a letter agreement, at 125 Worth Avenue in Palm Beach, Florida. Rental of this space commenced February 1, 2001 and will terminate on March 31, 2002. The Company believes this office space is adequate for its current needs.

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

                               PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On March 1, 2001, there were approximately 500 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 2000 and 1999, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                                             Bid Quotations
                                             --------------
    2000                           High                         Low
    ----                           ----                         ---

1st Quarter                    $  8 3/8                       $ 6 1/2
2nd Quarter                       8 1/2                         7
3rd Quarter                       7 15/16                       7 1/2
4th Quarter                      10                             7 1/2

     1999                          High                         Low
     ----                          ----                         ---
1st Quarter                    $ 8                            $ 7 5/8
2nd Quarter                      7 3/4                          7 1/4
3rd Quarter                      8 1/2                          6 3/4
4th Quarter                      8 11/16                        6 1/2


         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 2000 or 1999, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:



                                                                            Year ended December 31,
                                                    ------------------------------------------------------------
                                                       2000       1999        1998         1997         1996
                                                       ----       ----        ----         ----         ----
                                                              (in thousands, except per share amounts)

Income statement data:
  Revenues                                              $ 4,363    $ 6,310     $ 5,639      $ 5,606     $  4,559
  Income before income taxes                              1,722      3,183       2,859        2,980        2,137
  Net income                                              1,722      3,839       2,829        3,079        2,137
  Net income per share:
     Basic                                                  .50       1.09         .78          .83          .57
     Diluted                                                .46       1.00         .70          .75          .53
 Average shares used in computing basic
   net income per share                                   3,445      3,508       3,640        3,697        3,746
 Average shares and equivalents used
   in computing diluted net income per share              3,776      3,852       4,039        4,078        4,042
Balance sheet data (at end of period):
  Total assets                                          $26,636    $25,140     $23,918      $21,842      $19,901
  Subordinated debentures, unmatured                         --         --         719          719          805
  Stockholders' equity                                   25,956     24,159      21,758       19,592       16,955
  Stockholders' equity per
    share (diluted) (1)                                    7.03       6.51        5.71         5.12         4.36







Note:  (1)  Calculation of diluted stockholders' equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         ------------------------------------

Results of Operations for the Three Years Ended December 31, 2000
-----------------------------------------------------------------

         During the years ended December 31, 2000, 1999 and 1998, the Company realized net income of $1,722,,000, $3,839,000 and $2,829,000, respectively. Results for the years 2000, 1999 and 1998 included gains from sales of lots within Meadow Pointe of $1,611,000, $3,195,000 and $2,829,000, respectively, on sales to homebuilders of 353 lots in 2000, 457 lots in 1999 and 314 lots in 1998 and, in 1999, also included a $656,000 recovery of state income taxes from the California Franchise Tax Board (see Note J of Notes to Financial Statements.) The Company's reported gains from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project (see Note B of Notes to Consolidated Financial Statements). The Company reviews these estimates periodically and makes cumulative adjustments when appropriate to reflect any revised estimates. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget reduced net income by $935,000 in 2000 and increased net income by $127,000 and $386,000 in 1999 and 1998, respectively.

         Lot sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         Real  estate  rental  income  in each of 2000,  1999 and 1998  included
$1,815,000 of rental income from the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). The rental of model homes at Meadow Pointe accounted for $9,000, $26,000 and $27,000 of real estate leasing income in 2000, 1999 and 1998, respectively. Depreciation and amortization expense during each of these three years was entirely attributable to the Tempe property.

         Interest and dividends from investments in the years 2000, 1999 and 1998 has varied with the amount of funds available for investment.

         Real estate operating expense in 2000 increased to $83,000 from $40,000 and $43,000 in 1999 and 1998, respectively, principally due to legal expenses incurred in connection with the Company's Meadow Pointe East project adjacent to Meadow Pointe.

         Interest   expense  for  1999  and  1998  was   $50,000  and   $52,000,
respectively. There was no interest expense in 2000 due to the maturity of the Company's Floating Rate Subordinated Debentures on December 31, 1999.

         General and administrative expenses charged against income were $75,000 lower in 2000 than in 1999, and $138,000 greater in 1999 than in 1998. The higher expenses in 1999 were primarily due to an increase in compensation for executive officers. In 1999 and 1998, the Company capitalized a portion of the compensation of certain employees who devoted a significant portion of their time directly to the Meadow Pointe project in Tampa, Florida. $24,000 and $73,000 of compensation expense was capitalized in 1999 and 1998, respectively. There was no such capitalization in 2000.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2000, the Company held $5,335,000 in cash, cash equivalents and marketable securities as compared to $680,000 for all liabilities. From time to time, the Company purchases shares of its common stock in the open market (see Note M of Notes to Consolidated Financial Statements).

         The Company's business plan calls for substantial expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79.6 million of capital improvement revenue bonds. The proceeds of such financing have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots, and multifamily parcels, in Meadow Pointe (see Note H of Notes to Financial Statements).

         The Company's subsidiary Meadow Pointe East, LLC ("MPE") was formed in October 1999, as a partner in a general partnership with Devco III, LLC, an affiliate of Devco II Corporation, the development manager of Meadow Pointe, to develop a 2,000 acre tract of land adjacent to the Meadow Pointe property, identified as Meadow Pointe East. It is expected that the project will contain approximately 3,000 lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in 2001. One community development district within the Meadow Pointe East project has been formed and it is anticipated a second community development district will be formed in several years. The districts will, from time to time, issue capital improvement revenue bonds to finance infrastructure construction. In February 2001 the first of these bonds was issued in the principal amount of $5,930,000. Under the general partnership agreement, MPE will be entitled to receive 50% of the general partnership's profits derived primarily from the development and sale of the lots. MPE has agreed to loan the partnership up to $1,000,000 of cash and/or a letter of credit for development and other expenses. The cost of the land will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders.

         The Company intends to pay for its future expenditures at Meadow Pointe and Meadow Pointe East and its other operating expenses with (i) cash generated from sales of property within Meadow Pointe, Meadow Pointe East and its other operations, and (ii) cash and cash equivalents on hand. There can be no assurance that the Company will generate sufficient cash or have sufficient cash and cash equivalents on hand to cover such expenditures.

         The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

         The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------


Index to Financial Statements and Schedule Covered by Report of Independent Public Accountants

                                                                                                 Page
                                                                                                 ----


Report of independent public accountants...........................................................11

Consolidated balance sheets at December 31, 2000 and 1999 .........................................12

Consolidated statements of income for the years ended December 31,
2000, 1999 and 1998 ...............................................................................13

Consolidated statements of stockholders' equity for the years ended
December 31, 2000, 1999 and 1998 ..................................................................14

Consolidated statements of cash flows for the years ended December 31,
2000, 1999 and 1998 ...............................................................................15

Notes to consolidated financial statements .....................................................16-27

Schedule III - Real estate and accumulated depreciation at
December 31, 2000..................................................................................28




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and the Board of Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP




San Francisco, California
February 27, 2001

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)





                                                                          December 31,
                                                                      -------------------
                                                                      2000           1999
                                                                      ----           ----


ASSETS:
  Cash and cash equivalents                                        $ 4,028           $ 3,575
  Marketable securities, at market value                             1,307               815
  Receivables                                                          256               223
  Real estate rental property, net of depreciation                   2,165             2,216
  Real estate inventory held for current sale
   and land held for future development                             16,843            17,034
  Lease contract receivable                                            613               652
  Investment in partnership                                            912                83
  Deferred tax assets                                                  205               153
  Other assets                                                         307               389
                                                                   -------           -------

TOTAL ASSETS                                                       $26,636           $25,140
                                                                   -------           -------
                                                                   -------           -------


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                                $    680          $    981


 STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,434,839 and 3,450,599 shares                                   343               345
    Capital surplus                                                 14,256            14,376
    Retained earnings                                               10,937             9,215
    Other accumulated comprehensive income                             420               223
                                                                  --------           -------

  Total Stockholders' Equity                                        25,956            24,159
                                                                  --------           -------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                             $ 26,636          $ 25,140
                                                                  --------           -------
                                                                  --------           -------




               The accompanying notes are an integral part of these
                            consolidated statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share amounts)


                                                                                   Year Ended
                                                                                   December 31,
                                                                                  ------------
                                                                            2000      1999     1998
                                                                            ----      ----     ----


Revenues:
  Real estate sales                                                       $2,171     $4,179   $ 3,577
  Real estate rental income                                                1,824      1,841     1,842
  Interest and dividends                                                     278        233       207
  Other                                                                       90         57        13
                                                                          ------     ------    ------

                                                                           4,363      6,310     5,639

Costs and Expenses:
  Cost of real estate sold                                                   560        984       748
  Real estate operating                                                       83         40        43
  Depreciation and amortization                                               96         96        96
  Interest on subordinated debentures                                         --         50        52
  General and administrative                                               1,904      1,979     1,841
                                                                          ------     ------    ------

                                                                           2,643      3,149     2,780

Gross profit                                                               1,720      3,161     2,859

Gains from sales of securities                                                 2         22        --
                                                                          ------     ------    ------

Income before income taxes                                                 1,722      3,183     2,859

Provision (benefit) for state income taxes                                    --       (656)       30
                                                                          ------     ------    ------

Net income                                                                $1,722     $3,839    $2,829
                                                                          ------     ------    ------
                                                                          ------     ------    ------

Net income per share:
   Basic                                                                 $   .50     $ 1.09    $  .78
                                                                          ------     ------    ------
                                                                          ------     ------    ------
   Diluted                                                               $   .46     $ 1.00    $  .70
                                                                          ------     ------    ------
                                                                          ------     ------    ------


Average shares used in computing basic
 net income per share                                                      3,445     3,508      3,640
Average shares and equivalents used in
 computing diluted net income per share                                    3,776     3,852      4,039







                    The accompanying notes are an integral part of
                           these consolidated statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)




                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                     2000             1999            1998
                                                                     ----             ----            ----

Common Stock:
  Balance at beginning of period                                 $   345           $   358         $  367
  Purchases of common stock -- par value                              (2)              (25)            (9)
  Exercise of stock options -- par value                              --                12             --
                                                                  ------            ------         ------
  Balance at end of period                                       $   343           $   345         $  358

Capital Surplus:
  Balance at beginning of period                                 $14,376           $15,887        $16,614
  Purchases of common stock --
    excess over par value                                           (120)           (1,887)          (727)
  Exercise of stock options --
    excess over par value                                             --               376             --
                                                                  ------            ------         ------
  Balance at end of period                                       $14,256           $14,376        $15,887
                                                                 -------           -------        -------
                                                                 -------           -------        -------

Retained Earnings:
  Balance at beginning of period                                 $ 9,215           $ 5,376        $ 2,547
  Net income                                                       1,722             3,839          2,829
                                                                 -------           -------        -------
  Balance at end of period                                       $10,937           $ 9,215        $ 5,376
                                                                 -------           -------        -------
                                                                 -------           -------        -------

Other Accumulated Comprehensive Income
  Balance at beginning of period                                 $   223           $   137        $    64
  Unrealized gains from marketable equity
    securities during period                                         197                86             73
                                                                 -------           -------        -------
  Balance at end of period                                       $   420           $   223        $   137
                                                                 -------           -------        -------
                                                                 -------           -------        -------


Accumulated Comprehensive
  Income:
  Balance at beginning of period                                 $ 9,438           $ 5,513        $ 2,611
                                                                 -------           -------        -------
  Net income                                                       1,722             3,839          2,829
  Unrealized gains from marketable
    equity securities during period                                  197                86             73
                                                                 -------           -------        -------
  Comprehensive income for period                                  1,919             3,925          2,902
                                                                 -------           -------        -------
  Balance at end of period                                       $11,357           $ 9,438        $ 5,513
                                                                 -------           -------        -------
                                                                 -------           -------        -------







                         The accompanying notes are an integral part of
                                these consolidated statements.

                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)


                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                     2000             1999           1998
                                                                     ----             ----           ----


Cash flows from operating activities:
  Net income                                                   $   1,722         $   3,839      $   2,829

Adjustments to reconcile net income to net cash used by operating activities:
    Gains from securities                                             (2)              (22)            --
    Gains from sales of real estate                               (1,611)           (3,195)        (2,829)
    Net cash proceeds from sales of real estate                    2,152             2,638          1,929
    Real estate development costs                                 (1,765)           (3,524)        (2,878)
    Reimbursement of real estate
        development costs                                          1,415             3,052          1,430
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                           (33)             (149)            15
        Decrease (increase) in lease contract receivable              39                 9            (62)
        Increase (decrease) in payables
         and accrued liabilities                                    (111)              166             95
        Other net                                                     81                61             60
                                                                  ------            ------         ------
      Adjustments to net income                                      165              (964)        (2,240)
                                                                  ------            ------         ------
        Net cash provided
         by operating activities                                   1,887             2,875            589
                                                                  ------            ------         ------


Cash flows from investing activities:
 Purchases of marketable securities                                 (301)              (20)          (359)
 Proceeds from sales of marketable securities                          8                25             --
 Investment in partnership                                          (829)              (83)            --
 Return of investment in limited liability company                    --               300             --
                                                                  ------            ------         ------
         Net cash provided (used) by investing activities         (1,122)              222           (359)
                                                                  ------            ------         ------


Cash flows from financing activities:
  Reductions in subordinated debentures                             (190)           (1,345)          (185)
  Purchases of the Company's common stock                           (122)           (1,912)          (736)
  Proceeds from exercise of stock options                             --               388             --
                                                                  ------            ------         ------
        Net cash used by financing activities                       (312)           (2,869)          (921)
                                                                  ------            ------         ------

Net increase (decrease) in cash
  and cash equivalents                                               453               228           (691)
Cash and cash equivalents at beginning of period                   3,575             3,347          4,038
                                                                  ------            ------         ------
Cash and cash equivalents at end of period                       $ 4,028           $ 3,575        $ 3,347
                                                                  ------            ------         ------
                                                                  ------            ------         ------

Supplemental disclosures of cash flow information:

   Cash paid during the year for
     interest (net of amount capitalized)                        $    --           $    50        $    52
                                                                  ------            ------         ------
                                                                  ------            ------         ------

   Cash received during the year from
     income tax refunds                                          $    --            $  656        $    --
                                                                  ------            ------         ------
                                                                  ------            ------         ------


                      The accompanying notes are an integral part of
                               these consolidated statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 For the years ended December 31, 2000, 1999 and 1998



Note A - Business and Principles of Consolidation

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business, including the development of two large tracts of land, known as Meadow Pointe and Meadow Pointe East, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances have been eliminated.

Note B - Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 2000, 1999 and 1998




                                                                      Year Ended December 31,
                                                             ---------------------------------------
                                                               2000              1999           1998
                                                               ----              ----           ----


Net income                                                   $1,722            $3,839         $2,829
                                                             ------            ------         ------
                                                             ------            ------         ------
Weighted average number of shares outstanding:
Common stock                                                  3,445             3,508          3,640
Common stock equivalents -
 stock options                                                  331               344            399
                                                             ------            ------         ------
                                                              3,776             3,852          4,039
                                                             ------            ------         ------
                                                             ------            ------         ------
Net income per share:
Basic - based on weighted average
number of shares of common stock
outstanding                                                  $  .50            $ 1.09         $  .78
                                                             ------            ------         ------
                                                             ------            ------         ------

Diluted - based on weighted  average number of shares of common stock and common stock equivalents
outstanding                                                  $  .46            $ 1.00         $  .70
                                                             ------            ------         ------
                                                             ------            ------         ------



Note E - Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximates market value.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                For the years ended December 31, 2000, 1999 and 1998


Note F - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 2000 and 1999 were as follows (in thousands):


                                        2000                                            1999
                                        ----                                            ----


                                        Gross                                          Gross
                        Amortized     Unrealized      Fair            Amortized      Unrealized        Fair
                          Cost          Gains         Value             Cost           Gains           Value
                          ----          -----         -----             ----           -----           -----

Common Stock             $ 887         $ 420         $1,307            $ 592          $ 223           $ 815
                         -----         -----         ------            -----          -----           -----
                         -----         -----         ------            -----          -----


Unrealized gains and losses are presented in stockholders' equity.

Proceeds from sales of securities available for sale were $8,000 in 2000 and $25,000 in 1999. There were no such sales in 1998. Gross gains of $2,000 and $22,000 were realized on securities sales in 2000 and 1999, respectively. Gains and losses are computed using the specific identification method.

Note G - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2000, contractual rental revenues from the lease with Bank One are projected as follows (in thousands):


             2001                   1,936
             2002                   1,953
             2003                   1,975
             2004                   1,980
             2005 (two months)        330


On January 1, 1996, in accordance with generally accepted accounting  principles
(GAAP), the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease commission, with annual amortization expense of $46,000 over the same period.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
                For the years ended December 31, 2000, 1999 and 1998


Real estate rental property is carried at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets. Real estate rental property for the years ended December 31, 2000 and 1999 was as follows (in thousands):


                                                                Accumulated
                                             Cost               Depreciation           Net
                                             ----               ------------           ---


                2000                        $4,470                $2,305             $2,165
                                            ------                ------             ------
                                            ------                ------             ------

                1999                        $4,470                $2,254             $2,216
                                            ------                ------             ------
                                            ------                ------             ------





Note H - Real Estate Inventory Held for Current Sale and
         Land Held for Future Development

At December 31, 2000, real estate inventory held for current sale and land held for future development consisted primarily of approximately 269 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $16,843,000 at December 31, 2000 and $17,034,000 at December 31, 1999.
The Company believes that the current fair value of these assets is greater than their carrying value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales value of the Company's inventory of land held for current sale and future development could be materially different than current expectations.

It is the Company's policy to review and update its projections on the Meadow Pointe project on a regular basis. Periodic cumulative adjustments to sales revenue and cost of sales are made to reflect changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $31.5 million was outstanding at December 31, 2000. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
             For the years ended December 31, 2000, 1999 and 1998


be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments.
If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 2000, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $21 million.

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

Note I - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, identified as Meadow Pointe East. It is expected that the project will contain approximately 3,000 residential lots together with certain retail, commercial and non-residential uses. The infrastructure construction should begin in 2001. One community development district within the Meadow Pointe East project has been formed and it is anticipated a second community development district will be formed in several years. The districts will, from time to time, issue capital improvement revenue bonds to finance infrastructure construction. In February 2001 the first of these bonds was issued in the principal amount of $5,930,000.

MPE has agreed to loan the partnership up to an aggregate of $1,000,000 of cash and/or a letter of credit for development and other expenses. Advances of $912,000 and $83,000 had been made on the loan at December 31, 2000 and 1999, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPE is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Meadow Pointe East project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
               For the years ended December 31, 2000, 1999 and 1998


Note J - Income Taxes

As of December 31, 2000 and 1999, the Company had recorded the following net deferred tax assets.

                                                                Tax Effect (in thousands)
                                                                -------------------------
                                                       December 31, 2000            December 31, 1999
                                                       -----------------            -----------------


Deferred tax assets:
Net operating loss carryforwards                           $   504                       $ 5,213
Federal Alternative Minimum Tax
 credits                                                       178                           153
Deferred tax liabilities:
Land basis                                                    (141)                       (4,170)
Effect of accelerated depreciation                            (220)                         (204)
Other                                                          (95)                         (182)
                                                            ------                        ------
                                                               226                           810
Less: valuation allowance                                      (21)                         (657)
                                                            ------                        ------
Net deferred tax assets                                    $   205                       $   153
                                                            ------                        ------
                                                            ------                        ------




The Company did not include a provision for federal income taxes in the consolidated statement of operations for the years ended December 31, 2000, 1999 and 1998 because it realized the benefits, respectively, of $636,000, $1,067,000 and $1,105,000 of deferred tax assets.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended December 31, 2000, 1999 and 1998


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

Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 2000, 1999 and 1998:

                                                                         Year Ended December 31,
                                                                        -----------------------
                                                                   2000            1999        1998
                                                                   ----            ----        ----


Expected federal statutory income tax rate                        34.0%           34.0%        34.0%
State income taxes, net of federal tax benefit                     3.9             3.2          3.9
Refund of prior year's state income tax                            --           (20.6)%          --
Utilization of deferred tax assets                               (37.9)          (37.2)       (36.9)
                                                                 -----           -----        -----
Effective tax rate                                                 0.0%          (20.6)%        1.0%
                                                                 -----           -----        -----
                                                                 -----           -----        -----


                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended December 31, 2000, 1999 and 1998


At December 31, 2000, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $1,300,000 of which $900,000 will expire in 2008 and $400,000 will expire in 2009.


Note K - Subordinated Debentures

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. At December 31, 2000 and 1999, respectively, the $166,000 and $356,000 of these debentures still due and outstanding, all of which have matured, was included in payables and accrued liabilities in the accompanying consolidated financial statements. At December 31, 2000, the Company had outstanding a $200,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on two series, the Series D and E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

At December 31, 1999, the date of maturity of the Company's Floating Rate Subordinated Debentures the Company deposited with the Paying Agent and Trustee, $719,000, the amount required for redemption of all floating rate debentures outstanding at that date. These debentures therefore do not appear on the Company's consolidated balance sheets at December 31, 2000 and 1999. Up to the date of maturity, the interest rate for the floating rate debentures was variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the years ended December 31, 1999 and 1998.


Note L - Rental Commitments

Rental expense, primarily for office premises, amounted to $79,000, $76,000 and $52,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the approximate minimum rental commitments under the Company's office lease, which expires on January 31, 2004 were:


                 2001                        72,000
                 2002                        72,000
                 2003                        72,000
                 2004                         6,000



Note M - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 2000, 1999 and 1998 the Company purchased shares of its common stock, primarily in open market transactions: 15,760 shares for $122,000 in 2000, 247,500 shares for $1,912,000 in 1999 and 91,594 shares for $736,000 in 1998.

In 1999 an officer of the Company and two trusts, of which the widow of a former officer is a trustee, exercised options for the purchase of an aggregate of 119,500 shares of the Company's common stock. The Company received proceeds of $388,000 from the exercise of these options. No options were exercised in 2000 and 1998.

                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2000, 1999 and 1998



Note N - Stock Plans

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

The 1997 Plan, the 1993 Employee Plan and the Original Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons. The Committee selects participants in the 1997 Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights.

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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May of each of the years 1995 through 2000. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May of each of the years 1998 through 2000. All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's stock on the date of grant. This method of accounting for options is in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25). In 1996 the FASB established a second, preferred method of accounting for compensation awarded through options which applies an option pricing theory to measuring option compensation. This method of accounting is set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 permits the continued application of the method employed under APB 25. Had compensation costs for the Company's option plans been determined consistent with SFAS 123,

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended December 31, 2000, 1999 and 1998


the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of December 31, 2000, 1999, and 1998 (in thousands, except per share amounts):


                                                      2000       1999       1998
                                                      ----       ----       ----



 Net income:         As reported                   $ 1,722    $ 3,839    $ 2,829
                     SFAS 123 adjustment                (9)      (114)      (157)
                                                    ------     ------     ------
                     Pro forma                     $ 1,713    $ 3,725    $ 2,672
                                                    ------     ------     ------
                                                    ------     ------     ------

 Diluted income
  per share:         As reported                   $   .46    $  1.00    $   .70
                     SFAS 123 adjustment              (.00)      (.03)      (.04)
                                                    ------     ------     ------
                     Pro forma                     $   .46    $   .97    $   .66
                                                    ------     ------     ------
                                                    ------     ------     ------


As of December 31, 2000 and March 1, 2001, 361,500 shares were available for future grant under the 1997 Plan, 55,000 shares were available for future grant under the 1994 Director Plan and 833,000 of the stock options were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vested at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:


                                   2000               1999              1998
                                   ----               ----              ----

Risk free interest rate             5.0%               6.3%              4.6%
Expected dividend yield             none               none              none
Expected life of options         4 years            5 years           5 years
Expected volatility                 0.1%               0.1%              0.1%



Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.35 in 2000, $1.98 in 1999 and $1.59 in 1998. The SFAS 123 adjustments for 2000, 1999 and 1998 appearing above are the product of these weighted average fair values and the number of options granted in each of the three years, after giving effect to the capitalization of a portion of these compensation costs to the Meadow Pointe project.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
               For the years ended December 31, 2000, 1999 and 1998



A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table below:


                                     2000                           1999                            1998
                                     ----                           ----                            ----

                                          Weighted-                      Weighted-                        Weighted-
                                          ---------                      --------                         --------
                           Options         Average         Options        Average          Options         Average
                           -------         -------         -------        -------          -------         -------
                                           Exercise                       Exercise                        Exercise
                                           --------                       --------                        --------
                                            Price                          Price                            Price
                                            -----                          -----                            -----



Outstanding at
Beginning  Of
Year                       827,000         $ 4.86         904,000         $ 4.54           804,500        $ 4.14

Granted                      6,000           7.50          55,500           7.29            99,500          7.80
Exercised                       --             --        (119,500)          3.25                --            --
Expired                         --             --         (13,000)          8.27                --            --
                           -------                        -------                          -------
Outstanding at End
of Year                    833,000           4.88         827,000           4.86           904,000          4.54
                           -------                        -------                          -------
                           -------                        -------                          -------
Exercisable at End
of Year                    833,000           4.88         826,000           4.85           895,500          4.52
                           -------                        -------                          -------
                           -------                        -------                          -------


The following table summarizes information about stock options outstanding at December 31, 2000:



                                 Options Outstanding and Exercisable
                                 ------------------------------------

                            Number           Weighted               Weighted -
                       Outstanding and        Average                Average
      Range of          Exercisable at       Remaining               Exercise
  Exercise Prices          12/31/00       Contractual Life            Price
  ---------------          --------       ----------------            -----


$2.50 to $2.88             388,000             1.73 years            $2.67
$3.87 to $4.75              94,000             4.80 years             4.66
$5.87 to $6.25             103,000             5.86 years             6.23
$7.25 to $9.00             248,000             7.75 years             7.85
                           -------
                           833,000
                           -------
                           -------




                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended December 31, 2000, 1999 and 1998



Note O - New Accounting Pronouncements

Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), was issued in December 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB 101 as required and believes that SAB 101 did not have a material impact on the Company's consolidated financial position, results of operations and financial statement presentation.

                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                                December 31, 2000
                             (Thousands of dollars)


                                                         Gross Amount at Which
                     Initial Cost to Company          Carried at Close of Period
                     -----------------------          --------------------------

                                                                                                                      Life on Which
                                                                                                                      Depreciation
                                                                                                                      in Latest
                                                                                                                      Statements
                             Buildings and         Buildings and                Accumulated      Date of       Date   of Operations
Description          Land    Improvements   Land   Improvements     Total       Depreciation  Construction  Acquired  is Computed
-----------          ----    ------------   ----   ------------     -----       ------------  ------------  --------  -----------


Office Building -
Tempe, Arizona       $ 736     $ 3,734     $ 736     $ 3,734      $ 4,470        $ 2,305         1977          1977    40 Years
                     -----     -------     -----     -------      -------        -------
                     -----     -------     -----     -------      -------        -------


Notes:

(1) For Federal income tax purposes at December 31, 2000, real estate was carried at a cost of $1,583,000.

(2)  Reconciliation of "Real Estate and Accumulated Depreciation":




                                                         Year Ended December 31,
                     ------------------------------------------------------------------------------------------------
                               2000                             1999                              1998
                               ----                             ----                              ----
                      Investment   Accumulated          Investment   Accumulated       Investment     Accumulated
                        Amount     Depreciation           Amount     Depreciation        Amount       Depreciation
                        ------     ------------           ------     ------------        ------       ------------


Balance at
beginning of
year                  $ 4,470       $ 2,254             $ 4,470       $ 2,203           $ 4,470         $ 2,152
Additions:
Depreciation
charged to
costs &
expenses                                 51                                51                                51
                      -------       -------             -------       -------           -------         -------
Balance at end
of year               $ 4,470       $ 2,305             $ 4,470       $ 2,254           $ 4,470         $ 2,203
                      -------       -------             -------       -------           -------         -------
                      -------       -------             -------       -------           -------         -------


Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------

                  and Financial Disclosure.
                  ------------------------

                  None.

                                 PART III


     The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 2, 2001.

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

           Consolidated balance sheets at December 31, 2000 and 1999.

           Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998.

           Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998.

           Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

           Notes to financial statements.

           Selected quarterly financial data for the years ended December 31, 2000 and 1999 have not been included in the notes to the financial statements as they were not required.

           Financial Statement Schedules:

           III  - Real estate and accumulated depreciation
           Schedules I, II, IV and V have been omitted as they are inapplicable.

     (a)    3.     Exhibits
                   --------

         Exhibit
         Number    Description
         -----     -----------

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


         *10.10c Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997 - incorporated by reference to Exhibit 3110.10c to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

           10.16 Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA as tenant - incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

           10.24 Agreement of General Partnership of Meadow Pointe General Partnership dated October 3, 1999 made by and between Meadow Pointe East, LLC and Devco III, LLC - filed herewith to the registrant's Annual Report on Form 10-KSB fo the fiscal year ended December 31, 1999.

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

           10.26a Second Amendment to Agreement of General Partnership of Meadow Pointe General Partnership dated March 23, 2001 between Meadow Pointe East, LLC and Devco III, LLC - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

           10.27 Grid Promissory Note dated October 3, 1999 made by and between Meadow Pointe General Partnership and Meadow Pointe East, LLC - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

           10.27a Amended and Restated Revolving Grid Promissory Note dated March 22, 2001 made by and between Meadow Pointe General Partnership and Meadow Pointe East, LLC - filed herewith to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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



                                      BF ENTERPRISES, INC.
                                      (Registrant)



Date:  March 30, 2001                  By:     /s/ S. Douglas Post
                                               -------------------
                                               S. Douglas Post, Vice President
                                               and Treasurer
                                               (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2001                         By:  /s/ Brian P. Burns
                                                   ------------------------
                                                   Brian P. Burns
                                                   Chairman of the Board of
                                                   Directors, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  March 30,2001                          By:  /s/ Paul Woodberry
                                                   -------------------------
                                                   Paul Woodberry
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   a Director
                                                   (Principal Financial Officer)


Date:  March 30, 2001                         By:   /s/ Daniel S. Mason
                                                    ---------------------------
                                                      Daniel S. Mason, Director


Date:  March 30, 2001                         By:   /s/ Ralph T. McElvenny, Jr.
                                                    ----------------------------
                                                    Ralph T. McElvenny, Jr.,
                                                    Director


Date:  March 30, 2001                         By:   /s/ Charles E.F. Millard
                                                    ---------------------------
                                                    Charles E.F. Millard,
                                                    Director


Date:  March 30, 2001                         By:   /s/ S. Douglas Post
                                                    ---------------------------
                                                    S. Douglas Post, Vice
                                                    President and Treasurer
                                                    (Principal Accounting
                                                     Officer)