Form 10QSB
period 2001-03-31
BF ENTERPRISES INC
filed 2001-05-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ------------------------------------


                              FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, or

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

                    ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2001:

            3,420,539 shares of $.10 par value Common Stock

                        BF ENTERPRISES, INC. AND SUBSIDIARIES

                                    I N D E X
                                                                           Page
                                                                           ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated balance sheets ................................3

             -   Consolidated statements of income...........................4

             -   Consolidated statements of stockholders' equity ............5

             -   Consolidated statements of cash flows ......................6

             -   Notes to financial statements ..............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................10



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings ............................................13

   Item 6.    Exhibits and Reports on Form 8-K .............................13

                      PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)


                                                                March 31,           December 31,
                                                                  2001                 2000
                                                                  ----                 ----


ASSETS:
   Cash and cash equivalents                                   $  3,745               $ 4,028
   Marketable securities, at market value                         1,494                 1,307
   Receivables                                                      105                   256
   Real estate rental property, net of depreciation               2,152                 2,165
   Real estate inventory held for current sale
     and land held for future development                        17,416                16,843
   Lease contract receivable                                        596                   613
   Investment in partnership                                        824                   912
   Deferred tax assets                                              430                   205
   Other assets                                                     315                   307
                                                                    ---                   ---
TOTAL ASSETS                                                   $ 27,077              $ 26,636
                                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                           $     541             $     680
   Deferred income taxes                                            412                    --

   Stockholders' equity:
     Common stock, $.10 par value
      Authorized - 10,000,000 shares
      Issued and outstanding -
        3,420,539 and 3,434,839 shares                              342                   343
   Capital surplus                                               14,131                14,256
   Retained earnings                                             11,425                10,937
     Accumulated other comprehensive income                         226                   420
                                                                    ---                   ---
   Total stockholders' equity                                    26,124                25,956
                                                                 ------                ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 27,077              $ 26,636
                                                               ========              ========


       The accompanying notes to financial statements are an integral part of these statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (in thousands, except per share amounts)


                                                                 Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                                 2001               2000
                                                                 ----               ----

Revenues:
  Real estate sales                                             $ 925              $ 801
  Real estate rental income                                       454                457
  Interest and dividends                                           62                 54
  Other                                                            --                  9
                                                                -----              -----
                                                                1,441              1,321
                                                                -----              -----
Costs and Expenses:
  Cost of real estate sold                                        235                197
  Depreciation and amortization                                    24                 24
  General and administrative                                      419                470
                                                                  ---                ---
                                                                  678                691
Income before income taxes                                        763                630
Provision for income taxes                                        275                 --
                                                                 ----               ----
Net income                                                     $  488             $  630
                                                               ======             ======
Net income per share:
   Basic                                                      $   .14            $   .18
                                                              =======            =======
   Diluted                                                    $   .13            $   .17
                                                              =======            =======
Average shares used in computing basic
     net income per share                                       3,426              3,448
Average shares and equivalents used in computing
     diluted net income per share                               3,810              3,739


            The accompanying notes to financial statements are an
                       integral part of these statements.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                               (in thousands)


                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                    2001              2000
                                                                    ----              ----

Common stock:
  Balance at beginning of period                                 $   343           $   345
  Purchases of common stock - par value                               (1)               --
                                                                    ----             -----
  Balance at end of period                                       $   342           $   345
                                                                 =======           =======
Capital surplus:
  Balance at beginning of period                                $ 14,256          $ 14,376
  Purchases of common stock - excess over par value                 (125)              (18)
                                                                   -----              ----
  Balance at end of period                                      $ 14,131          $ 14,358
                                                                ========          ========
Retained earnings:
  Balance at beginning of period                                $ 10,937           $ 9,215
  Net income                                                         488               630
                                                                     ---               ---
  Balance at end of period                                      $ 11,425           $ 9,845
                                                                ========           =======
Accumulated other comprehensive income:
  Balance at beginning of period                                $    420           $   223
  Unrealized gains (losses) from marketable equity
   securities, net of income taxes                                  (194)              204
                                                                    ----               ---
  Balance at end of period                                      $    226           $   427
                                                                ========           =======
Accumulated comprehensive income:
  Balance at beginning of period                                $ 11,357           $ 9,438
  Net income                                                         488          $    630
  Unrealized gains (losses) from marketable equity
   securities, net of income taxes                                  (194)              204
                                                                    ----               ---
  Comprehensive income for period                                    294               834
                                                                     ---               ---
  Balance at end of period                                      $ 11,651           $10,272
                                                                ========           =======



             The accompanying notes to financial statements are an
                       integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)


                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                         2001            2000
                                                                         ----            ----


Cash flows from operating activities:
 Net income                                                        $      488        $    630
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                                         (690)           (604)
 Provision for deferred income taxes                                      275              --
 Net cash proceeds from sales of real estate                              674             686
 Real estate development costs                                           (976)           (282)
 Reimbursement of real estate development costs                           419             457
 Changes in certain assets and liabilities:
   Decrease (increase) in receivables                                     151             (46)
   Decrease in lease contract receivable                                   17              14
   Increase in deferred tax assets                                       (225)             (2)
   Decrease in payables and accrued liabilities                          (105)           (201)
   Other, net                                                               5              17
                                                                         ----            ----
   Total adjustments to net income                                       (455)             39
                                                                         ----             ---
   Net cash provided by operating activities                               33             669
                                                                         ----             ---

Cash flows from investing activities:
 Purchases of marketable securities                                      (244)            (99)
 Investment in partnership, net                                            88            (268)
 Other                                                                     --               5
                                                                        -----           -----
   Net cash used by investing activities                                 (156)           (362)
                                                                         ----            ----

Cash flows from financing activities:
 Reductions in subordinated debentures included in
    payables and accrued liabilities                                      (34)            (77)
 Purchases of the Company's common stock                                 (126)            (18)
                                                                         ----             ---
   Net cash used by financing activities                                 (160)            (95)
                                                                         ----             ---

Net increase (decrease) in cash and cash equivalents                     (283)            212
Cash and cash equivalents at beginning of period                        4,028           3,575
                                                                        -----           -----
Cash and cash equivalents at end of period                           $  3,745        $  3,787
                                                                     ========        ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for federal and state income taxes       $   244        $     --



   The accompanying notes to financial statements are an integral part of these statements.

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 and in the Company's Form 10-QSB for the quarterly period ended March 31, 2000.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------

                                                                           2001               2000
                                                                           ----               ----

Net Income                                                                $ 488              $ 630
                                                                          =====              =====
Weighted average number of shares outstanding:
Common stock                                                              3,426              3,448
Common stock equivalents -
  stock options                                                             384                291
                                                                            ---                ---
                                                                          3,810              3,739
                                                                          =====              =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                                    $ .14              $ .18
                                                                          =====              =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                  $ .13              $ .17
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

Note D - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 247 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $17,416,000 at March 31, 2001 and $16,843,000 at December 31, 2000. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, identified as Meadow Pointe East. The Company has, through MPE, agreed to loan the partnership up to an aggregate of $1,000,000 in the form of cash, accrued interest and/or a letter of credit for actual development costs incurred. Advances of $744,000 and $911,000 had been made on the loan and are included in "Investment in partnership" in the accompanying consolidated financial statements at March 31, 2001 and December 31, 2000, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPE is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Meadow Pointe East project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders. Neither the Company nor its subsidiaries will be obligated to fund improvements in excess of the loan to the partnership or will be subject to a requirement to acquire any lots from the current owner.

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 2001, the Company purchased 14,300 shares of its common stock for an aggregate amount of $126,000. During the three months ended March 31, 2000, the Company purchased 2,680 shares of its common stock for an aggregate amount of $18,000.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

Results of Operations
---------------------

   Net income of $488,000 and $630,000 in the three months ended March 31, 2001 and 2000, respectively, included gains of $690,000 and $604,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida, and, in the 2001 period, included a $275,000 provision for federal and state income taxes. No such provision was made in the 2000 period because of benefits realized from deferred tax assets. The Company sold 120 developed lots at Meadow Pointe during the three months ended March 31, 2001, which represented a 8% increase from the number of lots sold during the same period of 2000.

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

   Interest and dividends from investments accounted for $62,000 and $54,000 of revenues in the three months ended March 31, 2001 and 2000, respectively. The increase in 2001 was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months ended March 31, 2001 were $51,000 lower than in the comparable period in 2000, due principally to a decrease in the cost of the Company's annual report to shareholders and other factors.

Liquidity and Capital Resources
-------------------------------

   At March 31, 2001, the Company held $5,239,000 in cash, cash equivalents and marketable securities, as compared to $953,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

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

   MPE has agreed to loan the partnership up to an aggregate of $1,000,000 in the form of cash, accrued interest and/or a letter of credit for actual development costs incurred. In early March 2001, part of the proceeds from the issuance of the first community development district bond was used to repay advances from MPE. Advances of $744,000 and $911,000 had been made on the loan at March 31, 2001 and December 31, 2000, respectively. The loan carries an interest rate of 1% over the Wells Fargo Bank prime rate.

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

   The Company and its representatives may from time to time make written or oral forward- looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

   The Company holds certain cash equivalents and marketable securities for non-trading purposes which are sensitive to changes in market value. The Company does not expect that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

                   PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
-------       -----------------

   The Company is not a party to any legal proceedings.


Item 6.       Exhibits and Reports on Form 8-K.
-------       ---------------------------------

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

                                               BF ENTERPRISES, INC.
                                               (Registrant)


Date:   May 14, 2001                          /s/ Brian P. Burns
                                              ------------------
                                              Brian P. Burns
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Duly Authorized Officer)


Date:   May 14, 2001                          /s/ S. Douglas Post
                                              ---------------------
                                              S. Douglas Post
                                              Vice President and Treasurer
                                              (Principal Accounting Officer)