Form 10QSB
period 2001-06-30
BF ENTERPRISES INC
filed 2001-08-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                   ------------------------------------


                               FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001, or

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

                    ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2001:

          3,598,939 shares of $.10 par value Common Stock

                   BF ENTERPRISES, INC. AND SUBSIDIARIES

                              I N D E X
                                                                           Page
                                                                           ----


PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           -   Consolidated balance sheets ..................................3

           -   Consolidated statements of income.............................4

           -   Consolidated statements of stockholders' equity ..............5

           -   Consolidated statements of cash flows ........................6

           -   Notes to financial statements ................................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................10



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings . . . . . ..................................13

   Item 6.    Exhibits and Reports on Form 8-K .............................13

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share amounts)



                                                                                        June 30,           December 31,
                                                                                         2001                 2000
                                                                                         ----                 ----

ASSETS:
   Cash and cash equivalents                                                            $ 14,598               $ 4,028
   Marketable securities, at market value                                                  1,595                 1,307
   Receivables                                                                               253                   256
   Real estate rental property, net of depreciation                                        2,140                 2,165
   Real estate inventory held for current sale
      and land held for future development                                                 8,224                16,843
   Lease contract receivable                                                                 562                   613
   Investment in partnership                                                                 953                   912
   Deferred tax assets                                                                       430                   205
   Other assets                                                                              287                   307
                                                                                         -------                ------
TOTAL ASSETS                                                                            $ 29,042              $ 26,636
                                                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                                    $     988             $     680
   Deferred income taxes                                                                     760                    --

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,564,539 and 3,434,839 shares                                                      356                   343
     Capital surplus                                                                      14,761                14,256
     Retained earnings                                                                    12,545                10,937
     Accumulated other comprehensive income                                                  289                   420
     Note receivable from employee                                                          (657)                   --
                                                                                          ------                ------
   Total stockholders' equity                                                             27,294                25,956
                                                                                          ------                ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 29,042              $ 26,636
                                                                                        ========              ========


                      The accompanying notes to financial statements
                          are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amounts)


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                           -----------------------          -------------------
                                                             2001            2000           2001            2000
                                                             ----            ----           ----            ----

Revenues:
    Real estate sales                                      $4,954            $ 18         $5,879           $ 819
    Real estate rental income                                 453             457            907             914
    Interest and dividends                                     55              67            117             121
    Other                                                       2              51              2              60
                                                            -----           -----          -----           -----
                                                            5,464             593          6,905           1,914
                                                            -----             ---          -----           -----
 Costs and Expenses:
    Cost of real estate sold                                3,165              25          3,400             222
    Depreciation and amortization                              24              24             48              48
    General and administrative                                471             444            890             914
                                                            -----           -----          -----           -----
                                                            3,660             493          4,338           1,184
                                                            -----           -----          -----           -----
Income before income taxes                                  1,804             100          2,567             730
Provision for income taxes                                    684              --            959              --
                                                           ------           -----         ------           -----
Net income                                                 $1,120           $ 100         $1,608           $ 730
                                                           ======           =====         ======           =====
Net income per share:
   Basic                                                   $  .33           $ .03         $  .47          $  .21
                                                           ======           =====         ======          ======
   Diluted                                                 $  .30           $ .03         $  .43          $  .19
                                                           ======           =====         ======          ======

Average shares used in computing basic
net income per share                                        3,421           3,446          3,423           3,447
Average shares and equivalents used in
computing diluted net income per share                      3,746           3,776          3,779           3,756


                    The accompanying notes to financial statements
                       are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                  (in thousands)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                    2001              2000
                                                                                    ----              ----

Common stock:
   Balance at beginning of period                                                $   343           $   345
   Purchases of common stock - par value                                              (1)               --
   Exercise of stock option - par value                                               14                --
                                                                                  ------            ------
   Balance at end of period                                                      $   356           $   345
                                                                                 =======           =======
Capital surplus:
   Balance at beginning of period                                               $ 14,256          $ 14,376
   Purchases of common stock - excess over par value                                (125)              (32)
   Exercise of stock option - excess over par value                                  346                --
   Benefit for income taxes from exercise of stock option                            284                --
                                                                                 -------           -------
   Balance at end of period                                                     $ 14,761          $ 14,344
                                                                                ========          ========
Retained earnings:
   Balance at beginning of period                                               $ 10,937           $ 9,215
   Net income                                                                      1,608               730
                                                                                 -------            ------
   Balance at end of period                                                     $ 12,545           $ 9,945
                                                                                ========           =======
Accumulated other comprehensive income:
   Balance at beginning of period                                               $    420           $   223
   Unrealized gains (losses) from marketable equity
     securities, net of income taxes                                                (131)              186
                                                                                 -------            ------
   Balance at end of period                                                     $    289           $   409
                                                                                ========           =======

Note receivable from employee:
   Balance at beginning of period                                                $    --           $    --
   Note issued by employee                                                          (657)               --
                                                                                  ------             -----
   Balance at end of period                                                      $  (657)          $    --
                                                                                  ======           =======
Accumulated comprehensive income:
   Balance at beginning of period                                                $11,357           $ 9,438
                                                                                 -------           -------
   Net income                                                                      1,608               730
   Unrealized gains (losses) from marketable equity
     securities, net of income taxes                                                (131)              186
                                                                                  ------            ------
   Comprehensive income for period                                                 1,477               916
                                                                                 -------            ------
   Balance at end of period                                                      $12,834           $10,354
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

                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)



                                                                             Six Months Ended
                                                                                  June 30,
                                                                                  --------
                                                                            2001             2000
                                                                            ----             ----


Cash flows from operating activities:
 Net income                                                           $    1,608        $     730
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Gains from sales of real estate                                       (2,479)            (597)
    Provision for deferred income taxes                                      869               --
    Net cash proceeds from sales of real estate                            6,764            1,182
    Real estate development costs                                         (1,531)            (178)
    Reimbursement of real estate development costs                         5,865              783
    Changes in certain assets and liabilities:
        Decrease in receivables                                                2              177
        Decrease in lease contract receivable                                 51               22
        Increase in deferred tax assets                                     (225)              (2)
        Increase (decrease) in payables and accrued liabilities               32             (232)
        Other net                                                             45               61
                                                                           -----            -----
      Total adjustments to net income                                      9,393            1,216
                                                                           -----            -----
        Net cash provided by operating activities                         11,001            1,946
                                                                          ------            -----

Cash flows from investing activities:
  Purchases of marketable securities                                        (244)             (99)
  Investment in partnership, net                                             (41)            (554)
  Other                                                                       --                5
                                                                           -----            -----
     Net cash used by investing activities                                  (285)            (648)
                                                                           -----            -----

Cash flows from financing activities:
  Reductions in subordinated debentures included
   in payables and accrued liabilities                                       (34)             (82)
  Purchases of the Company's common stock                                   (126)             (32)
  Proceeds from exercise of stock option                                      14               --
                                                                            ----            -----
         Net cash used by financing activities                              (146)            (114)
                                                                           -----            -----

Net increase in cash and cash equivalents                                 10,570            1,184
Cash and cash equivalents at beginning of period                           4,028            3,575
                                                                           -----            -----
Cash and cash equivalents at end of period                               $14,598          $ 4,759
                                                                         =======          =======

Supplemental cash flow information:
   Cash paid during the period for income taxes                         $    293        $      --
Supplemental disclosure of non-cash financing activities:
   Exercise of stock option for note receivable                              656               --
   Tax benefit from exercise of stock option                                 284               --




                     The accompanying notes to financial statements
                        are an integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 and in the Company's Form 10-QSB for the quarterly period ended June 30, 2000.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                           --------                          --------
                                                                     2001              2000             2001           2000
                                                                     ----              ----             ----           ----

Net Income                                                         $1,120             $ 100           $1,608          $ 730
                                                                   ======             =====           ======          =====
Weighted average number of shares outstanding:
Common stock                                                        3,421             3,446            3,423          3,447
Common stock equivalents -
  stock options                                                       325               330              356            309
                                                                    -----             -----            -----          -----
                                                                    3,746             3,776            3,779          3,756
                                                                    =====             =====            =====          =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                              $ .33             $ .03            $ .47          $ .21
                                                                    =====             =====            =====          =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                            $ .30             $ .03            $ .43          $ .19
                                                                    =====             =====            =====          =====

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note C - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA ("Bank One"), a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2000, contractual rental revenues from the lease with Bank One are projected as follows:



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

Note D - Real Estate Inventory Held for Current Sale and Land
             Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 175 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,224,000 at June 30, 2001 and $16,843,000 at December 31, 2000. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, identified as Meadow Pointe East. The Company has, through MPE, agreed to loan the partnership up to an aggregate of $1,000,000 in the form of cash, accrued interest and/or a letter of credit for actual development costs incurred. Advances of $848,000 and $911,000 had been made on the loan and are included in "Investment in Partnership" in the accompanying consolidated financial statements at March 31, 2001 and December 31, 2000, respectively. This investment and all related loans will be accounted for as an equity method investment with no income recognized until profits are generated by the partnership. MPE is entitled to interest on the loan, at a rate of 1% over the Wells Fargo Bank prime rate, plus 50% of the general partnership's profits derived primarily from the sale of residential lots. The Meadow Pointe East project is structured to provide for the sale of improved lots directly from the current landowner to homebuilders. Management of the Company is continuing its review of the Company's future involvement in Meadow Pointe East. Neither the Company nor its subsidiaries is obligated to fund improvements in excess of the loan to the partnership.

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 2001, the Company purchased 14,300 shares of its common stock for an aggregate amount of $126,000. During the six months ended June 30, 2000, the Company purchased 4,580 shares of its common stock for an aggregate amount of $32,000.

In June 2001 an employee of the Company exercised an option for the purchase of 144,000 shares of the Company's common stock. The Company received proceeds from the exercise of the option of (1) $14,000 cash and (2) a note for $656,000 which included $310,000 for withholding taxes resulting from the option exercise. Interest of $1,000 was accrued on the note as of June 30, 2001. In July 2001 another employee of the Company exercised an option for the purchase of 36,000 shares of the Company's common stock. The Company received proceeds from the exercise of the option of (1) $4,000 cash and (2) a note for $90,000 which included $4,000 for withholding taxes resulting from the option exercise. Both notes are full-recourse and are secured by the shares issued in connection with the option exercises. Interest rates are, respectively, 5.02% and 5.12% per annum, the Applicable Federal Rates in effect at the time the notes were issued.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations
---------------------

Net income was $1,120,000 and $1,608,000 in the three months and six months ended June 30, 2001, and included (1) gains, before income taxes, of $1,789,000 and $2,479,000 respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida and (2) provision for federal and state income taxes of $684,000 and $959,000, respectively. Gains from Meadow Pointe property sales in the 2001 periods include a gain, before income taxes, of $2,231,000 from the sale in June 2001 of an undeveloped commercial tract. The Company received approximately $10,000,000, net of closing costs, from the sale. In accordance with the Company's Management and Development Agreement with Devco II Corporation, ("Devco"), the development manager at Meadow Pointe, proceeds in the amount of $5,213,000 have been reflected as revenue on the Consolidated Statements of Income and the remainder has been applied to a development funding account which was associated with the tract and was included in "Real estate inventory held for current sale and land held for future development" on the Consolidated Balance Sheets. In the three months and six months ended June 30, 2000, net income of $100,000 and $730,000 included a loss of $7,000 and a gain of $597,000, respectively, from sales of Meadow Pointe property. No provision for income taxes was made in the 2000 periods because of benefits realized from deferred tax assets.

The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of both 2001 and 2000. These adjustments, reflecting changes occurring during this period, resulted in aggregate reductions in revenue and costs that reduced net income by $1,476,000 in the three months and six months ended June 30, 2001 and by $589,000 and $935,000 in the same periods of 2000. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 140 and 260 developed lots at Meadow Pointe during the three months and six months ended June 30, 2001 which represented, respectively, increases of 82% and 38% from the number of lots sold in the same periods of 2000. During the 2000 periods, construction activities and related sales were hampered by delays in obtaining permits from governmental agencies for development of the remaining residential parcels.

Interest and dividends from investments accounted for $55,000 and $117,000 of revenues in the three months and six months ended June 30, 2001, respectively, and $67,000 and $121,000 in comparable periods in 2000. The decrease in 2001 periods was due to lower interest rates.

General and administrative expenses in the three months and six months ended June 30, 2001 were, respectively, $27,000 higher and $24,000 lower than in the comparable periods in 2000, due principally to an increase in legal fees in the three month period of 2001 and a decrease in the cost of the Company's annual report to shareholders in the six month period of 2001.


Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company held $16,193,000 in cash, cash equivalents and marketable securities, as compared to $1,748,000 for all short-term and long-term liabilities. The Company's cash and cash equivalents increased by $10,570,000 during the first six months of 2000 primarily as a result of the approximately $10,000,000 realized from the June 2001 sale of an undeveloped 40 acre commercial tract at Meadow Pointe. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

The Company's business plan calls for certain expenditures during the next several years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds, including $4,660,000 in May 2000. The proceeds of such financings have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots in Meadow Pointe. Neither district anticipates the need for any additional financing.

In October 1999 the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE"), to be a partner in a general partnership with Devco III, LLC, an affiliate of Devco, to develop 2,000 acres adjacent to the Meadow Pointe property. This new project, identified as Meadow Pointe East, is currently being zoned for approximately 3,000 lots together with certain retail, commercial and non-residential uses. Infrastructure construction should began in June 2001. One community development district within the Meadow Pointe East project has been formed and it is anticipated a second community development district will be formed in several years. The districts will, from time to time, issue capital improvement revenue bonds to finance infrastructure construction. In February 2001 the first of these bonds was issued in the principal amount of $5,930,000. The land cost will be paid to the owner of the 2,000 acres as finished lots are sold to homebuilders. The Company expects that most of the same homebuilders presently active in Meadow Pointe will move into Meadow Pointe East.

MPE has agreed to loan the partnership up to an aggregate of $1,000,000 in the form of cash, accrued interest and/or a letter of credit for actual development costs incurred. In early March 2001, part of the proceeds from the issuance of the first community development district bond was used to repay advances from MPE. Advances of $848,000 and $911,000 had been made on the loan at June 30, 2001 and December 31, 2000, respectively. The loan carries an interest rate of 1% over the Wells Fargo Bank prime rate.

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


Item 6. Exhibits and Reports on Form 8-K.
------- --------------------------------

          (a)  Exhibits.

Exhibit
Number                          Description
------                          ------------

10.28 Real Estate Purchase Agreement by and between Crescent Resources, Inc., a South Carolina corporation as Purchaser and Trout Creek Properties LLC, a Delaware Limited Liability Company as Seller.

10.28a    First Amendment to Real Estate Purchase Agreement.

10.28b    Second Amendment to Real Estate Purchase Agreement.

10.28c    Third Amendment to Real Estate Purchase Agreement.

10.28d    Fourth Amendment to Real Estate Purchase Agreement.

10.28e    Fifth Amendment to Real Estate Purchase Agreement.


          (b) Reports on Form 8-K.

                   The registrant filed a Form 8-K, dated June 26, 2001, reporting the receipt of approximately $10,000,000 resulting from the closing of the all cash sale of its 40-acre commercial parcel at its Meadow Pointe Development in Pasco County, Florida, near Tampa. The Form 8-K also incorporated an unaudited proforma consolidated balance sheet as of March 31, 2001, related to the acquisition, under Item 7.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BF ENTERPRISES, INC.
                                                   (Registrant)


Date:    August 13, 2001                        /s/ Brian P. Burns
                                                ---------------------------
                                                Brian P. Burns
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Duly Authorized Officer)


Date:    August 13, 2001                       /s/ S. Douglas Post
                                               -----------------------------
                                               S. Douglas Post
                                               Vice President and Treasurer
                                               (Principal Accounting Officer)