Form 10QSB
period 2001-09-30
BF ENTERPRISES INC
filed 2001-11-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ------------------------------------


                               FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001, or

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

                    ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2001:

                 3,626,739 shares of $.10 par value Common Stock

                      BF ENTERPRISES, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                           Page
                                                                           ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             -   Consolidated balance sheets  ...............................3

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

   Item 1.    Legal Proceedings . . . . . ..................................13

   Item 6.    Exhibits and Reports on Form 8-K .............................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------



                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except per share amounts)




                                                             September 30,         December 31,
                                                                 2001                 2000
                                                                 ----                 ----



ASSETS:
   Cash and cash equivalents                                  $ 15,838               $ 4,028
   Marketable securities, at market value                        1,680                 1,307
   Receivables                                                     202                   256
   Real estate rental property, net of depreciation              2,127                 2,165
   Real estate inventory held for current sale
    and land held for future development                         8,229                16,843
   Lease contract receivable                                       527                   613


   Investment in partnership                                        --                   912
   Deferred tax assets                                             438                   205
   Other assets                                                    259                   307
                                                             ---------              --------
TOTAL ASSETS                                                  $ 29,300              $ 26,636
                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                          $     653             $     680
   Deferred income taxes                                         1,002                    --
                                                             ---------              --------
   Total liabilities                                             1,655                   680
                                                             ---------              --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,595,439 and 3,434,839 shares                            360                   343
     Capital surplus                                            14,888                14,256
     Retained earnings                                          12,815                10,937
     Other accumulated comprehensive income                        338                   420
     Notes receivable from employees                              (756)                   --
                                                               -------              --------
   Total stockholders' equity                                   27,645                25,956
                                                               -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 29,300              $ 26,636
                                                              ========              ========


                 The accompanying notes to financial statements
                     are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amounts)




                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                          ---------------                  --------------
                                                        2001           2000             2001           2000
                                                        ----           ----             ----           ----


Revenues:
    Real estate sales                                  $ 669           $ 631          $6,548         $1,450
    Real estate rental income                            454             456           1,361          1,370
    Interest and dividends                               136              80             253            201
    Other                                                 30               4              32             64
                                                      ------          ------          ------         ------
                                                       1,289           1,171           8,194          3,085
                                                      ------          ------          ------         ------
 Costs and Expenses:
    Cost of real estate sold                             175             161           3,575            383
    Real estate operating                                 64               2             110             22
    Depreciation and amortization                         24              24              72             72
    General and administrative                           493             409           1,337          1,303
                                                      ------          ------          ------         ------
                                                         756             596           5,094          1,780
                                                      ------          ------          ------         ------
Income before income taxes                               533             575           3,100          1,305
Provision for income taxes                               263              --           1,222             --
                                                       -----          ------          ------         ------
Net income                                            $  270          $  575          $1,878         $1,305
                                                       =====          ======          ======         ======
Net income per share:
 Basic                                                $  .08          $  .17          $  .54         $  .38
                                                      ======         ======          ======         ======
 Diluted                                              $  .07          $  .15          $  .49         $  .35
                                                      ======          ======          ======         ======
Average shares used in computing basic
   net income per share                                3,589           3,446           3,484          3,447
Average shares and equivalents used in
computing diluted net income per share                 3,827           3,764           3,800          3,759



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                    (in thousands)



                                                                            Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                        2001                2000
                                                                        ----                ----

Common stock:
   Beginning of period                                             $     343           $     345
   Purchases of common stock - par value                                  (1)                 --
   Exercise of stock options - par value                                  18                  --
                                                                  ----------          ----------
   End of period                                                   $     360           $     345
                                                                   =========           =========

Capital surplus:
   Balance at beginning of period                                    $14,256             $14,376
   Purchases of common stock - excess over par value                    (167)                (32)
   Exercise of stock options - excess over par value                     432                  --
   Benefit for income taxes from exercise of stock options               367                  --
                                                                   ---------         -----------
   Balance at end of period                                          $14,888             $14,344
                                                                     =======             =======

Retained earnings:
   Balance at beginning of period                                    $10,937             $ 9,215
   Net income                                                          1,878               1,305
                                                                    --------            --------
   Balance at end of period                                          $12,815             $10,520
                                                                     =======             =======

Accumulated other comprehensive income:
    Balance at beginning of period                                  $    420            $    223
    Unrealized gains (losses) from marketable equity securities,
       net of income taxes                                               (82)                198
                                                                    ---------           --------
    Balance at end of period                                        $    338            $    421
                                                                    ========            ========

Notes receivable from employees:

    Balance at beginning of period                                  $    --            $     --
    Notes received from employees                                      (756)                 --
                                                                   ---------          ---------
    Balance at end of period                                       $   (756)          $      --
                                                                   =========          =========

Accumulated comprehensive income:
    Balance at beginning of period                                  $11,357             $ 9,438
                                                                    -------             -------
    Net income                                                     $  1,878             $ 1,305
    Unrealized gains (losses) from marketable equity securities,
        net of income taxes                                             (82)                198
                                                                   ---------           --------
    Comprehensive income for period                                   1,796               1,503
                                                                   --------            --------
    Balance at end of period                                        $13,153             $10,941
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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (in thousands)


                                                                               Nine Months Ended
                                                                                  September, 30
                                                                          --------------------------
                                                                            2001             2000
                                                                            ----             ----


Cash flows from operating activities:
  Net income                                                           $   1,878           $1,305
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Gains from sales of real estate                                         (2,973)          (1,067)
  Gain from sale of investment in partnership                                (15)              --
  Provision for deferred income taxes                                      1,158               --
  Net cash proceeds from sales of real estate                              7,261            1,643
  Real estate development costs                                           (1,903)            (460)
  Reimbursement of real estate development costs                           6,162            1,117
Changes in certain assets and liabilities:
  Decrease in receivables                                                     44              159
  Decrease in lease contract receivable                                       86               30
  Increase in deferred tax assets                                           (233)              (2)
  Increase (decrease) in payables and accrued liabilities                      7             (228)
  Other, net                                                                 153               93
                                                                         -------           ------
      Total adjustments to net income                                      9,747            1,285
                                                                         -------           ------
        Net cash provided by operating activities                         11,625            2,590
                                                                         -------           ------


Cash flows from investing activities:
  Proceeds from sale of investment in partnership                            901               --
  Investment in partnership, net                                              26             (685)
  Purchases of marketable securities                                        (244)            (224)
  Issuance of notes receivable by employees                                 (314)              --
  Other                                                                       --                5
                                                                         -------           ------
      Net cash provided (used) by investing activities                       369             (904)
                                                                         -------           ------


Cash flows from financing activities:
  Reductions in subordinated debentures included
    in payables and accrued liabilities                                      (34)             (97)
  Purchases of the Company's common stock                                   (168)             (32)
  Proceeds from exercise of stock options                                     18               --
                                                                         -------          -------
        Net cash used by financing activities                               (184)            (129)
                                                                         -------          -------

Net increase in cash and cash equivalents                                 11,810            1,557
Cash and cash equivalents at beginning of period                           4,028            3,575
                                                                         -------          -------
Cash and cash equivalents at end of period                               $15,838          $ 5,132
                                                                         =======          =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                           $     293       $       --
Supplemental disclosure of noncash financing activities:
   Issuance of notes receivable by employees                                 432               --
   Tax benefit from exercise of stock options                                367               --





                        The accompanying notes are an integral
                         part of these consolidated statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):


                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                      ---------------                   --------------
                                                                    2001              2000           2001            2000
                                                                    ----              ----           ----            ----

Net Income                                                          $ 270            $ 575          $1,878          $1,305
                                                                    =====            =====          ======          ======
Weighted average number of shares outstanding:
Common stock                                                        3,589            3,446          3,484            3,447
Common stock equivalents -
  stock options                                                       238               318            316             312
                                                                     ----              ----           ----            ----
                                                                    3,827            3,764          3,800            3,759
                                                                    =====            =====          =====            =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                              $ .08            $ .17          $ .54            $ .38
                                                                    =====            =====          =====            =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                            $ .07            $ .15          $ .49            $ .35
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

Note D - Real Estate Inventory Held for Current Sale and Land
             Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 159 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,229,000 at September 30, 2001 and $16,843,000 at December 31, 2000. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note E - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Meadow Pointe East. In September 2001, the Company withdrew from the development of Meadow Pointe East by selling its interest in MPE to two Florida real estate development companies for $901,000, an amount equal to MPE's loan to the partnership, including accrued interest. The sale resulted in a gain of $15,000 that is included in other revenues in the accompanying consolidated statements of income.

Note F- Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 2001 the Company purchased 19,400 shares of its common stock for an aggregate amount of $168,000. During the nine months ended September 30, 2000, the Company purchased 4,660 shares of its common stock for an aggregate amount of $32,000.

During the nine months ended September 30, 2001, two of the Company's employees exercised options for the purchase of an aggregate of 180,000 shares of the Company's common stock. The Company received proceeds from the exercises of the options of (1) $18,000 cash and (2) notes for $746,000 which included $314,000 for withholding taxes resulting from the option exercises. Interest of $10,000 was accrued on the notes as of September 30, 2001. In October 2001 three other employees of the Company exercised options for the purchase of an aggregate of 32,000 shares of the Company's common stock. The Company received proceeds from the exercises of the options of (1) $3,000 cash and (2) notes for $143,000 which included $66,000 for withholding taxes resulting from the option exercises. All notes are full-recourse and are secured by the shares issued in connection with the option exercises. Interest rates range from 4.59% to 5.12% per annum and are equal to the Applicable Federal Rates in effect at the time the notes were issued. Interest on the notes is due annually on the anniversary date of each note and principal of the notes and accrued but unpaid interest is due on the earlier of (1) the fifth anniversary of the issuance of each note or (2) the sale of the shares purchased in connection with the exercise of options.

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
           Financial Condition and Results of Operations.
           ---------------------------------------------


Results of Operations

         Net income was $270,000 and $1,878,000 in the three months and nine months ended September 30, 2001, and included gains, before income taxes, of $494,000 and $2,973,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. Gains from Meadow Pointe property sales in the nine month period of 2001 include a gain, before income taxes, of $2,231,000 from the sale in June 2001 of an undeveloped commercial tract. The Company received approximately $10,000,000, net of closing costs, from the sale. In accordance with the Company's Management and Development Agreement with Devco II Corporation ("Devco"), the development manager at Meadow Pointe, proceeds from the sale in the amount of $5,213,000 have been reflected as revenue for the nine month 2001 period on the Consolidated Statements of Income and the remainder has been applied to a development funding account which was associated with the tract and was included in "Real estate inventory held for current sale and land held for future development" on the Consolidated Balance Sheets. In the three months and nine months ended September 30, 2000, net income of $575,000 and $1,305,000 included gains of $470,000 and $1,067,000, respectively, from sales of Meadow Pointe property. The Company provided for federal and state income taxes of $263,000 and $1,222,000 in the three months and nine months ended September 30, 2001. No provision for income taxes was made in the 2000 periods because of benefits realized from deferred tax assets.

         The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first nine months of both 2001 and 2000. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenue and costs that reduced income before income taxes by $1,476,000 in the nine months ended September 30, 2001 and by $935,000 in the same period of 2000. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

         Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 84 and 344 developed lots at Meadow Pointe during the three months and nine months ended September 30, 2001 which represented, respectively, increases of 11% and 30% from the number of lots sold in the same periods of 2000. During the 2000 periods, construction activities and related sales were hampered by delays in obtaining permits from government agencies for development of the remaining residential parcels.

         Interest and dividends from investments accounted for $136,000 and $253,000 of revenues in the three months and nine months ended September 30, 2001, respectively, and $80,000 and $201,000 in comparable periods in 2000. The increase in the 2001 periods was due to an increase in the amount of funds available for investment.

         Real estate operating expense in the three months and nine months ended September 30, 2001 increased to $64,000 and $110,000, respectively, from $2,000 and $22,000 in the same periods of 2000, principally due to legal expenses related to the Company's partnership interest in a limited liability company ("LLC"). The Company sold its interest in the LLC in September 2001 (see Note E of Notes to Financial Statements).

         General and administrative expenses in the three months and nine months ended September 30, 2001 were, respectively, $84,000 and $34,000 higher than in the comparable periods in 2000, due principally to a increase in legal and other fees for professional services.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2001, the Company held $17,518,000 in cash, cash equivalents and marketable securities, as compared to $1,655,000 for all short-term and long-term liabilities. The Company's cash and cash equivalents increased by $11,810,000 during the first nine months of 2001 primarily as a result of the approximately $10,000,000 realized from the June 2001 sale of an undeveloped 40 acre commercial tract at Meadow Pointe. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

         In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Meadow Pointe East. In September 2001, the Company withdrew from the development of Meadow Pointe East by selling its interest in MPE to two Florida real estate development companies for $901,000, an amount equal to MPE's loan to the partnership, including accrued interest.

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

         The Company intends to pay for its future expenditures at Meadow Pointe and its other operating expenses with (i) cash generated from sales of property within Meadow Pointe and its other operations, and (ii) cash and cash equivalents on hand.

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


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

  (a)       Exhibits:

Exhibit
Number                     Description
------                     -----------

10.29        Meadow Pointe East LLC Membership Interest Purchase Agreement and
               Assignment.

  (b)       Reports on Form 8-K.

             The registrant did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BF ENTERPRISES, INC.
                                                  (Registrant)


Date:   November 13, 2001                     /s/ Brian P. Burns
                                              ----------------------------------
                                              Brian P. Burns
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Duly Authorized Officer)


Date:   November 13, 2001                     /s/ S. Douglas Post
                                              ----------------------------------
                                              S. Douglas Post
                                              Vice President and Treasurer
                                              (Principal Accounting Officer)