Form 10KSB40
period 2001-12-31
BF ENTERPRISES INC
filed 2002-03-29
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------     -------------

Commission file number 0-15932

                        BF ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)

          DELAWARE                               94-3038456
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

 100 Bush Street, Suite 1250, San Francisco, CA       94104
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                   $.10 Par Value Common Stock
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ending December 31, 2001, were $8,983,000.

As of March 1, 2002, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $14,888,604 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,723,218 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 1, 2002, there were outstanding 3,604,139 shares of the registrant's $.10 Par Value Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 2002, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

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

         At December 31, 2001, the Company's assets also included approximately $17.6 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 2002, the Company owned approximately 131 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 3,037 lots, consisting of approximately 636 acres, to 9 homebuilders, a 40 acre commercial tract to a real estate developer and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and sold a two-acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa, on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners, and is currently zoned for approximately 2,725 single family homes, 1,540 multifamily residential units and
61.5 acres of commercial facilities. As of December 31, 2001 there remained to be sold 100 single family lots, 1,010 multifamily residential units and 30 gross acres of commercial parcels.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 39 lots in the first two months of 2002, 447 lots in 2001, 353 lots in 2000, 457 lots in 1999, 314 lots in 1998, 297 lots in 1997,
269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992 for prices ranging from approximately $15,000 to $50,000. The homebuilders currently are offering finished single family homes at base prices starting at $120,000, villas at $110,000 and town homes at $80,000.

         The Company is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect that it will engage in the construction of houses on finished lots. In March 1991, the Company entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning, managing and advising the Company with respect to the development of Meadow Pointe including the sale of single family lots and multifamily and commercial parcels.

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $24 million was outstanding at December 31, 2001. Of this amount of bonds outstanding, approximately $10 million are subject to a lien on Company owned land. The bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements are essential to the development of finished lots by the Company and the sale of those lots to homebuilders.

         The Company has been actively marketing its three remaining commercial tracts, the largest of which is a 16 acre tract bordering County Road 581 near the Company's recently sold 40 acre commercial tract. A contract with a homebuilder for the development of the remaining townhome lots is in the final stages of negotiation, although there can be no assurance that such negotiation will be successfully concluded.

         Commercial Building in Tempe. The Company owns a 228,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in
1999; $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in
2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During the term of the lease, the Company is amortizing income from the lease and the $423,000 cost of a related advisory fee on a straight-line basis, as required by accounting principles generally accepted in the United States. Accordingly, in 1999, 2000 and 2001 the Company reported - and in each of the remaining 3 years of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The Company is reporting annual lease amortization expense of $46,000 over the same period. The lease also allows the tenant two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area.

         Other Real Estate. The Company also owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee of which 15 acres is zoned high density residential or office and 6 acres is zoned commercial/retail. Site development permits have been obtained for the entire parcel. The Company is actively marketing its Nashville property since certain permitting and development issues were resolved in 2001.

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

         Completion of the Meadow Pointe project will take several more years and is dependent upon, among other things, the strength of the general economy and employment growth in the Tampa area, residential mortgage interest rates, competitive commercial and residential developments serving the same group of commercial developers and home buyers and other factors related to the local Tampa real estate market. There are several other commercial and residential projects in the same market area as Meadow Pointe, along or near County Road
581. These projects may have an adverse impact on the rate of sales at Meadow Pointe.

         It is expected that the Tempe, Arizona property will remain under lease with the existing tenant until at least March 2005.


Other Information
------------------

         The Company's current business constitutes a single business segment, real estate, consisting of several properties. Financial and other information relating to the Company's operations by industry segments for the past three years is, therefore, omitted. See the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Item 2.  Properties.
         ----------

         The Company leases its headquarters office space, consisting of approximately 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2004. Approximately 340 square feet of this space has been subleased, under a letter agreement, on a month-to-month tenancy commencing April 1, 2001. The Company also rents approximately 830 square feet of office space, also under a lease agreement, at 125 Worth Avenue in Palm Beach, Florida. Rental of this space commenced February 1, 2002 and will terminate on February 28, 2007. The Company believes this office space is adequate for its current needs.

Item 3.  Legal Proceedings.
         -----------------

         The Company is not subject to any legal proceedings brought by others.

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

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

         The Company's common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On March 1, 2002, there were approximately 425 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 2001 and 2000, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                                             Bid Quotations
                                             --------------
   2001                             High                         Low
  ------                            ----                         ---

1st Quarter                      $ 11.00                      $ 7.75
2nd Quarter                         8.25                        7.75
3rd Quarter                         9.25                        7.75
4th Quarter                         9.33                        8.10

   2000                             High                         Low
  ------                            ----                         ---
1st Quarter                       $ 8.38                      $ 6.50
2nd Quarter                         8.50                        7.00
3rd Quarter                         7.94                        7.50
4th Quarter                        10.00                        7.50



         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 2001 or 2000, and the Board of Directors of the Company currently does not expect to declare cash dividends, in an effort to conserve the Company's cash resources for real estate development activities and other corporate purposes.

Item 6.  Selected Financial Data.
         -----------------------

Following is a table of selected financial data of the Company for the last five years:



                                                                            Year ended December 31,
                                                    ------------------------------------------------------------
                                                       2001       2000        1999         1998         1997
                                                       ----       ----        ----         ----         ----
                                                              (in thousands, except per share amounts)

Income statement data:
  Revenues                                              $ 8,983    $ 4,365     $ 6,332      $ 5,639      $ 5,606
  Income before income taxes                              3,197      1,722       3,183        2,859        2,980
  Net income                                              1,839      1,722       3,839        2,829        3,079
  Net income per share:
     Basic                                                  .52        .50        1.09          .78          .83
     Diluted                                                .48        .46        1.00          .70          .75
 Average shares used in computing basic
   net income per share                                   3,520      3,445       3,508        3,640        3,697
 Average shares and equivalents used
   in computing diluted net income per share              3,813      3,776       3,852        4,039        4,078
Balance sheet data
(at end of period):
  Total assets                                          $29,128    $26,636     $25,140      $23,918      $21,842
  Subordinated debentures, unmatured                         --         --          --          719          719
  Stockholders' equity                                   27,683     25,956      24,159       21,758       19,592
  Stockholders' equity per
    share (diluted) (1)                                    7.35       7.03        6.51         5.71         5.12







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


Results of Operations for the Three Years Ended December 31, 2001
-----------------------------------------------------------------

         During the years ended December 31, 2001, 2000 and 1999, the Company realized net income of $1,839,000, $1,722,000 and $3,839,000, respectively. Results for the years 2001, 2000 and 1999 included gains from sales of lots within Meadow Pointe of $740,000, $1,611,000 and $3,195,000, respectively, on sales to homebuilders of 447 lots in 2001, 353 lots in 2000 and 457 lots in 1999. Gains from Meadow Pointe property sales in 2001 also included gains, before income taxes, of $2,438,000 and $5,000, respectively, from the sale in June 2001 of an undeveloped commercial tract and from the sale in May 2001 of a model home. The Company received approximately $10,000,000, net of closing costs, from the sale of the commercial tract. In accordance with the Company's Management and Development Agreement with Devco II Corporation ("Devco"), the development manager at Meadow Pointe, proceeds from the sale in the amount of $5,213,000 have been reflected as revenue in 2001 on the Consolidated Statements of Income and the remainder has been applied to a development funding account which was associated with the tract and was included in "Real estate inventory held for current sale and land held for future development" on the Consolidated Balance Sheets.

         The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue, costs and related timing and other factors affecting the project budget, were made during each of the years 2001, 2000 and 1999. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $1,806,000 in 2001, and $935,000 in 2000 and increased income before income taxes by $127,000 in 1999. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable. Lot sales at Meadow Pointe are dependent upon, among other factors, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.

         Real estate rental income in each of 2001, 2000 and 1999 included $1,815,000 of rental income from the Company's Tempe property (see Note F of Notes to Consolidated Financial Statements). The rental of model homes at Meadow Pointe accounted for $9,000 and $26,000 of real estate leasing income in 2000 and 1999, respectively. Depreciation and amortization expense during each of these three years was entirely attributable to the Tempe property.

         Interest and dividends from investments in the years 2001, 2000 and 1999 have varied with the amount of funds available for investment.

         Real estate operating expense in 2001 and 2000 increased to $115,000 and $83,000, respectively, from $40,000 in 1999, principally due to legal expenses related to the Company's disposition of its partnership interest in a limited liability company ("LLC"). The Company sold its interest in the LLC in September 2001 (see Note H of Notes to Financial Statements).

         There was no interest expense in 2000 or 2001 due to the maturity of the Company's Floating Rate Subordinated Debentures on December 31, 1999. Interest expense for 1999 was $50,000.

         General and administrative expenses charged against income were $86,000 greater in 2001 than in 2000 and $75,000 lower in 2000 than in 1999. The higher expenses in 2001 and 1999 were primarily due to increases in compensation for executive officers.

         The Company provided for income taxes of $1,358,000 in 2001. No such provisions were made in 2000 or 1999 because of benefits realized from deferred tax assets which had been fully reserved in prior periods. Net income in 1999 included a $656,000 recovery of state income taxes from the California Franchise Tax Board (see Note I of Notes to Consolidated Financial Statements.)


Liquidity and Capital Resources
-------------------------------

         At December 31, 2001, the Company held $17,626,000 in cash, cash equivalents and marketable securities as compared to $1,445,000 for all short-term and long-term liabilities. The Company's cash and cash equivalents increased by $10,862,000 during 2001 primarily as a result of the approximately $10,000,000 realized from the June 2001 sale of an undeveloped 40 acre commercial tract at Meadow Pointe. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note L of Notes to Consolidated Financial Statements).

         In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Meadow Pointe East. In September 2001, the Company withdrew from the development of Meadow Pointe East by selling its interest in MPE to two Florida real estate development companies for $901,000, an amount equal to MPE's loan to the partnership, including accrued, but unrecorded, interest resulting in a gain of $15,000.

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

         The Company intends to pay for its future expenditures at Meadow Pointe and its other operating expenses with (i) cash generated from sales of property within Meadow Pointe and its other operations, and (ii) cash, cash equivalents and marketable securities on hand.

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

Critical Accounting Policies
----------------------------

         The Company's critical accounting policies are as follows:

         - Real estate sales and related profit from land sales within the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility is probable and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles governing profit recognition for real estate transactions. The related cost of sales are calculated based on specific identification or relative sales value. Periodic changes in estimates to the project budget are made on a cumulative basis and are reflected as reductions in or additions to revenue and cost of sales.

           Changes in estimates arise due to the following:

           - the expected sales value of specific lots changes;
           - the number of available lots changes due to changes in the use of the land;
           - the timing of sales changes; this impacts the amount of community development district ("CDD") bond and general fund assessments paid by the Company. Assessments on CDD bonds with 20 year maturities and general fund assessments are transferred to the buyers upon sale of lots within each parcel of land;
           - changes in real estate property tax payments, development management fees and other related costs.

           It is the Company's policy to review and update its projections on the project on a regular basis. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable:

         - Real estate inventory held for current sale and land held for future development and real estate rental property are stated at the lower of cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable.

           Impairment of land held for future development is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital to fund development and construction activities.

           To the extent that an impairment has occurred, the excess of the carrying amount of a property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2001, the Company's management believed that there was no impairment of the carrying value of the real estate inventory held for current sale and land held for future development and real estate rental property.

          - Deferred tax assets and liabilities are reflected at amounts at which realization of such amounts is more likely than not. Due to the uncertainty related to changes in tax rules and future profitability of the Company, some of the deferred tax assets may not be realizable. However, based on recent historical financial results and the expectation of positive financial results in future years, management believes that the deferred tax assets at December 31, 2001 will be realizable and the carrying amount of the deferred tax liabilities are appropriately stated



Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS
No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derviatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 became effective
January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except under certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset.
SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 became effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements and Schedule Covered by Report of Independent Public Accountants


                                                                                               Page
                                                                                               ----



Report of independent public accountants........................................................11

Consolidated balance sheets at December 31, 2001 and 2000 ......................................12

Consolidated statements of income for the years ended December 31,
2001, 2000 and 1999 ............................................................................13

Consolidated statements of stockholders' equity for the years ended
December 31, 2001, 2000 and 1999 ...............................................................14

Consolidated statements of cash flows for the years ended December 31,
2001, 2000 and 1999 ............................................................................15

Notes to consolidated financial statements ..................................................16-31

Schedule III - Real estate and accumulated depreciation at
December 31, 2001...............................................................................32


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP




San Francisco, California
February 18, 2002  (except with respect to the matter discussed in
                    Note N, as to which the date is March 7, 2002)

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                          At December 31, 2001 and 2000
                                       (in thousands, except share amounts)






                                                                     2001             2000
                                                                     ----             ----



ASSETS:
  Cash and cash equivalents                                       $ 14,890           $ 4,028
  Marketable securities, at market value                             2,736             1,307
  Receivables                                                          193               256
  Real estate rental property, net of depreciation                   2,114             2,165
  Real estate inventory held for current sale
   and land held for future development                              8,431            16,843
  Lease contract receivable                                            492               613
  Investment in partnership                                             --               912
  Deferred tax assets                                                   --               174
  Other assets                                                         272               338
                                                                  --------          --------

TOTAL ASSETS                                                       $29,128           $26,636
                                                                   =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Payables and accrued liabilities                                $    711          $    680
  Deferred income taxes                                                734                --
                                                                  --------          --------
  Total liabilities                                                  1,445               680
                                                                  --------          --------


 STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued and outstanding --
      3,624,639 and 3,434,839 shares                                   362               343
    Capital surplus                                                 15,010            14,256
    Retained earnings                                               12,776            10,937
    Other accumulated comprehensive income                             445               420
    Notes receivable from employees                                   (910)               --
                                                                  ---------       ----------

  Total Stockholders' Equity                                        27,683            25,956
                                                                    ------            ------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                              $29,128           $26,636
                                                                   =======           =======






                                      The accompanying notes are an integral
                                      part of these consolidated statements.

                              BF ENTERPRISES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                         For the years ended December 2001, 2000 and 1999
                              (in thousands, except per share amounts)




                                                                            2001      2000     1999
                                                                            ----      ----     ----


Revenues:
  Real estate sales                                                       $6,768     $2,171    $4,179
  Real estate rental income                                                1,815      1,824     1,841
  Interest and dividends                                                     350        278       233
  Other                                                                       50         92        79
                                                                        --------    -------   -------

                                                                           8,983      4,365     6,332

Costs and Expenses:
  Cost of real estate sold                                                 3,585        560       984
  Real estate operating                                                      115         83        40
  Depreciation and amortization                                               96         96        96
  Interest on subordinated debentures                                         --         --        50
  General and administrative                                               1,990      1,904     1,979
                                                                           -----      -----     -----

                                                                           5,786      2,643     3,149

Income before income taxes                                                 3,197      1,722     3,183

Provision (benefit) for income taxes                                       1,358         --      (656)
                                                                           -----   --------   --------

Net income                                                                $1,839     $1,722    $3,839
                                                                          ======     ======    ======

Net income per share:
   Basic                                                                $    .52     $  .50    $ 1.09
                                                                        ========     ======    ======
   Diluted                                                              $    .48     $  .46    $ 1.00
                                                                        ========     ======    ======


Average shares used in computing basic
 net income per share                                                      3,520      3,445     3,508

Average shares and equivalents used in
 computing diluted net income per share                                    3,813      3,776     3,852





                                      The accompanying notes are an integral
                                      part of these consolidated statements.

                               BF ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       For the years ended December 31, 2001, 2000 and 1999
                                        (in thousands)





                                                                     2001             2000              1999
                                                                     ----             ----              ----



Common Stock:

  Beginning of period                                              $ 343            $  345          $    358
  Purchases of common stock - par value                               (2)               (2)              (25)
  Exercise of stock options - par value                               21                --                12
                                                                  ------           -------           -------
  End of period                                                    $ 362            $  343           $   345
                                                                   =====            ======           =======

Capital Surplus:

  Balance at beginning of period                                 $14,256           $14,376           $15,887
  Purchases of common stock - excess over par value                 (190)             (120)           (1,887)
  Exercise of stock options - excess over par value                  509                --               376
  Benefit for income taxes from exercise of stock options            435                --                --
                                                                --------         ---------          --------
  Balance at end of period                                       $15,010           $14,256           $14,376
                                                                 =======           =======          ========

Retained Earnings:

  Balance at beginning of period                                 $10,937           $ 9,215           $ 5,376
  Net income                                                       1,839             1,722             3,839
                                                                --------          --------          --------
  Balance at end of period                                       $12,776           $10,937           $ 9,215
                                                                 =======           =======           =======

Accumulated other comprehensive income:

  Balance at beginning of period                                $    420          $    223          $    137
  Unrealized gains from marketable equity
    securities, net of income taxes                                   25               197                86
                                                               ---------          --------          --------
  Balance at end of period                                      $    445          $    420           $   223
                                                                ========          ========           =======

Notes receivable from employees:

 Balance at beginning of period                               $       --         $      --         $      --
 Notes received from employees                                      (910)               --                --
                                                                ---------        ---------         ---------
 Balance at end of period                                       $   (910)               --                --
                                                                =========        =========         =========

Accumulated comprehensive income:

  Balance at beginning of period                                 $11,357           $ 9,438           $ 5,513
                                                                 -------           -------           -------
  Net income                                                     $ 1,839             1,722             3,839
  Unrealized gains from marketable
    equity securities, net of income taxes                            25               197                86
                                                              ----------          --------         ---------
  Comprehensive income for period                                  1,864             1,919             3,925
                                                               ---------          --------            ------
  Balance at end of period                                       $13,221           $11,357           $ 9,438
                                                                 =======           =======           =======






                                      The accompanying notes are an integral
                                      part of these consolidated statements.

                                BF ENTERPRISES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the years ended December 31, 2001, 2000 and 1999
                                         (in thousands)





                                                                     2001             2000              1999
                                                                     ----             ----              ----


Cash flows from operating activities:
  Net income                                                     $ 1,839         $   1,722         $   3,839

Adjustments to reconcile net income to net cash used
 by operating activities:
    Gains from securities                                             --                (2)              (22)
    Gains from sales of real estate                               (3,183)           (1,611)           (3,195)
    Gain from sale of investment in partnership                      (15)               --                --
    Tax benefit from exercise of stock options                       435                --                --
    Provision for deferred income taxes                              631                --                --
    Net cash proceeds from sales of real estate                    7,815             2,152             2,638
    Real estate development costs                                 (2,878)           (1,765)           (3,524)
    Reimbursement of real estate
        development costs                                          6,591             1,415             3,052
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                            42               (33)             (149)
        Decrease in lease contract receivable                        121                39                 9
        Increase (decrease) in payables
         and accrued liabilities                                     149              (111)              166
        Other net                                                    184                81                61
                                                                  ------            ------           -------
      Adjustments to net income                                    9,892               165              (964)
                                                                  ------            ------           -------
        Net cash provided by operating activities                 11,731             1,887             2,875
                                                                  ------             -----           -------

Cash flows from investing activities:
 Purchases of marketable securities                               (1,127)             (301)              (20)
 Proceeds from sales of marketable securities                         --                 8                25
 Proceeds from sale of investment in partnership                     901                --                --
 Investment in partnership, net                                       26              (829)              (83)
 Return of investment in limited liability company                    --                --               300
 Issuance of notes receivable by employees                          (380)               --                --
                                                                  -------         --------           -------
         Net cash provided (used) by investing activities           (580)           (1,122)              222
                                                                  -------           -------          -------

Cash flows from financing activities:
  Reductions in subordinated debentures                             (118)             (190)           (1,345)
  Purchases of the Company's common stock                           (192)             (122)           (1,912)
  Proceeds from exercise of stock options                             21                --               388
                                                                --------          --------          --------
        Net cash used by financing activities                       (289)             (312)           (2,869)
                                                                 --------           -------         --------

Net increase in cash and cash equivalents                         10,862               453               228
Cash and cash equivalents at beginning of period                   4,028             3,575             3,347
                                                                 -------            ------            ------
Cash and cash equivalents at end of period                       $14,890           $ 4,028           $ 3,575
                                                                 =======           =======           =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     interest (net of amount capitalized)                       $     --          $     --           $    50
                                                                ========          ========           =======

   Income taxes:
   Cash paid during the year                                     $   292          $     54           $    69
   Cash received during the year from refunds                         --                --              (656)
                                                                 --------          -------           -------
                                                                 $   292           $    54           $  (587)
                                                                 =======           =======            =======

Supplemental disclosure of noncash financing activities:
 Issuance of notes receivable by employees                           509                --                --




                                      The accompanying notes are an integral
                                      part of these consolidated statements.

                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended December 31, 2001, 2000 and 1999



Note A - Business

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business, including the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development includes land, land development and carrying costs, including real estate taxes and assessments, management fees and other costs incurred in accordance with an agreement with the Meadow Pointe project development manager. Costs are allocated to individual lots based on the specific identification or relative value method. Real estate inventory held for current sale and land held for future development is carried at the lower of cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the project may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the project. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales values and profits of the Company's inventory of land held for current sale and future development could be materially different than current expectations. To the extent that an

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended December 31, 2001, 2000 and 1999


impairment has occurred, the excess of the carrying amount of such property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2001, the Company's management believed that there was no impairment of the carrying value of the property.

Real Estate Rental Property

Real estate rental property is stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's property could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:


                  Building and Improvements          40 years
                  Furniture and Equipment            5 to 10 years

Revenues

Real estate sales revenue and related profit from land sales of the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility is probable, and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles governing profit recognition for real estate transactions. A portion of sales proceeds are used to reimburse the Company for certain project costs incurred in accordance with an agreement with the development manager. These reimbursements are not reflected as revenue in the consolidated statements of income.

It is the Company's policy to review and update its project projections on a regular basis and make changes in estimates to the expected sales revenue of the remaining parcels in the project, changes in use of the land available in the project, the related timing of sales, and adjustments to costs and other factors. Periodic cumulative adjustments to sales revenue and profit are made to reflect these changes in estimates. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $1,806,000 in 2001, and $935,000 in 2000 and increased income before income taxes by $127,000 in 1999. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Real estate rental income is recognized on a straight-line basis over the term of the leases.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended December 31, 2001, 2000 and 1999


Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of 90 days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximates fair value.

Investment in Partnership

The Company's investment in a partnership was accounted for using the cost method. The Company did not hold a controlling interest in the partnership. See Note H for further discussion.

Stock-Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25. Companies that elect to employ APB
No. 25 are required to disclose the pro forma net income or loss that would have resulted from using the fair value method to value stock-based compensation described in Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation." Note M to the financial statements contains a summary of the disclosure provisions under SFAS No. 123.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and tax credit carryforwards, to the extent that realization of such benefits is more likely than not.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998.
SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 became effective January 1, 2002, for the Company.Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except under certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset.
SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 became effective January 1, 2002 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

Note C - Business Segments

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note D - Earnings Per Share

Basic earnings per share is computed as earnings divided by the weighted average number of shares outstanding during the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share gives effect to such dilutive securities. Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2001, 2000 and 1999




                                                                     Year Ended December 31,
                                                              -------------------------------------
                                                              2001            2000             1999
                                                              ----            ----             ----

Net income                                                   $1,839            $1,722         $3,839
                                                             ======            ======         ======
Weighted average number of shares
 outstanding:
Common stock                                                  3,520             3,445          3,508
Common stock equivalents -
 stock options                                                  293               331            344
                                                             ------           -------        -------
                                                              3,813             3,776          3,852
                                                              =====            ======         ======
Net income per share:
Basic - based on weighted average
number of shares of common stock
outstanding                                                 $   .52             $ .50        $  1.09
                                                            =======             =====        =======

Diluted - based on weighted average number of
shares of common stock and common stock
equivalents outstanding                                     $   .48             $ .46        $  1.00
                                                            =======             =====        =======


                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


Note E - Marketable Securities

The amortized cost and fair values of marketable securities available for sale as of December 31, 2001 and 2000 were as follows (in thousands):


                                        2001                                            2000
                                       ------                                          -----
                                        Gross                                          Gross
                        Amortized     Unrealized      Fair            Amortized      Unrealized         Fair
                          Cost          Gains         Value             Cost           Gains           Value
                          ----          -----         -----             ----           -----           -----

Common Stock             $1,131         $ 722        $1,853             $ 887          $ 420           $1,307
Bond                        883            --           883                --             --               --
                          -----          ----         -----             -----          -----            -----
                         $2,014         $ 722        $2,736             $ 887          $ 420           $1,307
                         ======         =====        ======             =====          =====           ======


Unrealized gains and losses net of applicable deferred income taxes are presented in stockholders' equity as a component of other accumulated comprehensive income.

Proceeds from sales of securities available for sale were $8,000 in 2000 and $25,000 in 1999. There were no such sales in 2001. Gains of $2,000 and $22,000 were realized on securities sales in 2000 and 1999, respectively. Gains and losses are computed using the specific identification method.

Note F - Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2001, contractual rental amounts from the lease with Bank One are projected as $1,953,600 in 2002, $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 for the
two months ending February 28, 2005.

On January 1, 1996, in accordance with accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 advisory fee with annual amortization expense of $46,000 over the same period.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 2001, 2000 and 1999


Real estate rental property for the years ended December 31, 2001 and 2000 was as follows (in thousands):


                                                                Accumulated
                                             Cost               Depreciation           Net
                                             ----               ------------           ---


                2001                        $4,470                $2,356             $2,114
                                            ======                ======             ======

                2000                        $4,470                $2,305             $2,165
                                            ======                ======             ======



Note G - Real Estate Inventory Held for Current Sale and
         Land Held for Future Development

At December 31, 2001, real estate inventory held for current sale and land held for future development consisted primarily of approximately 143 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,431,000 at December 31, 2001 and $16,843,000 at December 31, 2000.
The Company believes that the current fair value of these assets is greater than their carrying value.

Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $24 million was outstanding at December 31, 2001. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2000 and 1999



If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 2001, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately
$10 million. These bonds are not reflected on the Company's Consolidated Balance Sheets. Bond assessments will be paid by the Company if, as and when required.

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

Note H - Investment in Partnership

In October 1999, the Company formed a new subsidiary, Meadow Pointe East, LLC ("MPE") to act as one of two general partners in a partnership to develop a 2,000 acre tract of land adjacent to Meadow Pointe, tentatively identified as Meadow Pointe East. In September 2001, the Company withdrew from the development of Meadow Pointe East by selling its interest in MPE to two Florida real estate development companies for $901,000, an amount equal to MPE's loan to the partnership, including accrued, but unrecorded, interest. The sale resulted in a gain of $15,000 that is included in Other Revenues in the accompanying consolidated statements of income.

Note I - Income Taxes

The Company's provision for income taxes of $1,358,000 for the year ended December 31, 2001, consisted of $358,000 for current federal income taxes, $90,000 for current federal alternative minimum taxes, $279,000 for current state income taxes and $631,000 for deferred federal and state income taxes. The Company did not include a provision for income taxes in the consolidated statement of operations for the years ended December 2000 and 1999 because it realized the benefits, respectively, of $636,000 and $1,067,000 of deferred tax assets which had been previously fully reserved.

In February 1996, the Company's predecessor, on behalf of the Company, filed a complaint against the California Franchise Tax Board (the "FTB") for a refund of assessed income taxes and accrued interest for the year ended December 31, 1981. The suit arose out of the FTB's assessment for 1981 taxes, based on its contention that a loss attributable to the 1981 acquisition by the Company's predecessor of a warrant for the purchase of its common stock should have been treated as a business deduction rather than a non-business deduction. The Company appealed the FTB's assessment to the California State Board of Equalization, which denied the appeal in July 1994. In March 1995, the Company made payment to the FTB of the assessment and accrued interest and filed a

                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended December 31, 2001, 2000 and 1999


request for refund in the full amount of that payment. The amount the Company paid to the FTB, after reimbursement by the Company's predecessor of the related federal and state income tax benefits, was approximately $400,000. The Company's request for refund was denied and the action described above was filed. In May 1997, the Court granted the FTB's motion for summary judgement and dismissed the Company's action. The Company filed an appeal of the judgement with a California Court of Appeal. In late 1998, the Appellate Court unanimously upheld the Company's position. The Appellate Court ordered reimbursement to the Company of the entire amount originally paid to the FTB, plus interest to date of reimbursement. Reimbursement of $926,000 was received from the FTB in April 1999. In March 1999, the Company recorded a state income tax benefit of $656,000, after deduction of related federal and state income taxes of $270,000 that are the liability of the Company's predecessor.

As of December 31, 2001 and 2000, the Company had recorded the following net deferred tax liabilities and assets:


                                                                             Tax Effect (in thousands)
                                                                             -------------------------
                                                                    December 31, 2001            December 31, 2000
                                                                    -----------------            -----------------

Deferred tax assets:
Net operating loss carryforwards                                       $   1,890                       $ 3,743
Federal Alternative Minimum Tax
 credits                                                                     263                           178
Deferred tax liabilities:
Land basis                                                                (2,376)                       (3,397)
Unrealized securities gains                                                 (277)                           --
Effect of accelerated depreciation                                          (237)                         (224)
Other                                                                          3                          (126)
                                                                        --------                      --------
Net deferred tax (liabilities) assets                                   $   (734)                     $    174
                                                                        =========                     ========


                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended December 31, 2001, 2000 and 1999


Following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 2001, 2000 and 1999:


                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                   2001            2000            1999
                                                                   ----            ----            ----

Expected federal statutory income tax rate                         34.0%           34.0%           34.0%
State income taxes, net of federal tax benefit                      4.5%            3.9%            3.2%
Adjustment to valuation of state net operating
 loss carryforwards                                                 4.6%            --              --
Refund of prior year's state income tax                              --             --            (20.6)%
Utilization of deferred tax assets                                   --           (37.9)%         (37.2)%
Other                                                              (0.6)%            --              --
                                                                 -------         ------           ------
Effective tax rate                                                 42.5%           0.0%           (20.6)%
                                                                  ======          =====          ========


At December 31, 2001, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $5,100,000 which will expire as follows (in thousands):

           2007                    $     600
           2008                        2,200
           2009                          100
           2010                          800
           2013                        1,400


Note J - Subordinated Debentures

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. All five series of subordinated debentures have matured. At December 31, 2001 and 2000, respectively, $48,000 and $166,000 of these debentures had not been redeemed and were included in payables and accrued liabilities in the accompanying consolidated financial statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


At December 31, 2001, the Company had outstanding a $100,000 letter of credit for the benefit of the debenture trustee in connection with principal payments on the Series E debentures. This letter of credit secures the Company's obligations to pay the outstanding principal of, and accrued interest on, those debentures upon presentment thereof in accordance with the indenture governing the debentures.

At December 31, 1999, the date of maturity of the Company's Floating Rate Subordinated Debentures the Company deposited with the Paying Agent and Trustee, $719,000, the amount required for redemption of all floating rate debentures outstanding at that date. These debentures therefore do not appear on the Company's consolidated balance sheets at December 31, 2001 and 2000. Up to the date of maturity, the interest rate for the floating rate debentures was variable and equal to 1% above the average monthly yield on three-month United States Treasury bills, subject to a minimum of 7% per annum and a maximum of 10% per annum. The average interest rate for these debentures was 7% for the year ended December 31, 1999.

Note K - Commitments and Contingencies

Rental Commitments

Rental expense, primarily for office premises, amounted to $98,000, $79,000 and $76,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's projected minimum rental commitments under two office leases, one in San Francisco, California which, as amended, commenced on February 1, 1999 and expires on January 31, 2004 and another in Palm Beach, Florida, which commenced February 1, 2002 and expires on February 28, 2007, are:



     2002                      $102,000
     2003                       105,000
     2004                        39,000
     2005                        33,000
     2006                        33,000
     2007                         6,000


                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999

Legal Matters

The Company is involved from time to time in legal actions arising in the normal course of business. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations.
There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company's results of operations and cash flow.

General Uninsured Losses

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock in the open market. In 2001, 2000 and 1999 the Company purchased an aggregate of the following number of shares of its common stock, primarily in open market transactions: 22,200 shares for $192,000 in 2001, 15,760 shares for $122,000 in 2000, 247,500 shares for $1,912,000 in 1999.

In 2001, five of the Company's employees exercised options for the purchase of 212,000 shares of the Company's common stock. The Company received proceeds from the exercises of the options of (1) $21,000 cash and (2) notes for $889,000

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


which included $380,000 for withholding taxes resulting from the option exercises. Interest of $21,000 was accrued on the notes as of December 31, 2001. All notes are full-recourse and are secured by the shares issued in connection with the option exercises. Interest rates range from 4.59% to 5.12% per annum and are equal to the Applicable Federal Rates in effect at the time the notes were issued. Interest on the notes is due annually on the anniversary date of each note and principal of the notes and accrued but unpaid interest is due on the earlier of (1) the fifth anniversary of the issuance of each note or (2) the sale of the shares purchased in connection with the exercise of options. In 1999 an officer of the Company and two trusts, of which the widow of a former officer is a trustee, exercised options for the purchase of an aggregate of 119,500 shares of the Company's common stock. The Company received proceeds of $388,000 from the exercise of these options. No options were exercised in 2000.


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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May of each of the years 1995 through 2001. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May of each of the years 1998 through 2001. All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's stock on the date of grant. This method of accounting for options is in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1996 the FASB established a second, preferred, method of accounting for compensation awarded through options which applies an option pricing theory to measuring option compensation. This method of accounting is set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 permits the continued application of the method employed under APB 25. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of December 31, 2001, 2000, and 1999 (in thousands, except per share amounts):


                                                                               2001        2000       1999
                                                                               ----        ----       ----


                Net income:         As reported                             $ 1,839     $ 1,722    $ 3,839
                                    SFAS 123 adjustment                         (22)        (14)      (147)
                                                                           --------    --------   --------
                                    Pro forma                               $ 1,817     $ 1,708    $ 3,692
                                                                           ========    ========    =======

                Diluted income
                per share:          As reported                            $    .48     $   .46    $  1.00
                                    SFAS 123 adjustment                         .00        (.01)      (.04)
                                                                           ---------    --------   -------
                                    Pro forma                              $    .48     $   .45    $   .96
                                                                           =========    =======    =======


As of December 31, 2001 and March 1, 2002, 361,500 shares were available for future grant under the 1997 Plan, 49,000 shares were available for future grant under the 1994 Director Plan and 624,500 of the stock options granted under these plans were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vested at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2001, 2000 and 1999


The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:


                                                  2001               2000              1999
                                                  ----               ----              ----

Risk free interest rate                           3.6%               5.0%              6.3%
Expected dividend yield                           none               none              none
Expected life of options                         3 years           4 years           5 years
Expected volatility                               36.9%              29.5%            26.3%


Based on these assumptions, the weighted average fair value of options granted would be calculated as $2.47 in 2001, $2.35 in 2000 and $2.65 in 1999.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2000 and 1999



A summary of the status of the Company's stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table below:



                                     2001                           2000                            1999
                                    ------                         ------                          -----

                                          Weighted-                      Weighted-                        Weighted-
                                          ---------                      ---------                        ---------
                           Options         Average         Options        Average          Options         Average
                           -------         -------         -------        -------          -------         -------
                                           Exercise                       Exercise                        Exercise
                                           --------                       --------                        --------
                                            Price                          Price                            Price
                                            -----                          -----                            -----

Outstanding at
Beginning  Of
Year                      833,000          $ 4.88          827,000        $ 4.86           904,000          $ 4.54

Granted                     9,000            8.43            6,000          7.50            55,500            7.29
Exercised                (212,000)           2.50               --            --          (119,500)           3.25
Expired                    (5,500)           7.25               --            --           (13,000)           8.27
                        ----------                      -----------                        --------
Outstanding at End
of Year                   624,500            5.70          833,000          4.88           827,000            4.86
                          =======                          =======                         =======
Exercisable at End
of Year                   624,500            5.70          833,000          4.88           826,000            4.85
                          =======                          =======                         =======


The following table summarizes information about stock options outstanding at December 31, 2001:



                       Options Outstanding and Exercisable
                       -----------------------------------

                          Number             Weighted             Weighted -
                     Outstanding and        Average               Average
      Range of        Exercisable at        Remaining             Exercise
  Exercise Prices       12/31/01         Contractual Life            Price
  ---------------       --------         ----------------           ------

$2.88                      176,000             1.87 years            $2.88
$3.87 to $4.75              94,000             3.80 years             4.66
$5.87 to $6.25             103,000             4.86 years             6.23
$7.25 to $9.00             251,500             6.84 years             7.88
                           -------
                           624,500
                           =======


NOTE N - Subsequent Events

In March 2002, the Company signed a letter of intent with Devco II Corporation ("Devco"), the development manager of its Meadow Pointe project near Tampa, Florida. Under the terms of this letter, Devco will receive a fee equal to five percent of the sales prices as shown on the settlement statements upon closing of all remaining land parcels at Meadow Pointe subsequent to January 1, 2002.
In addition, Devco will be eligible to receive up to $300,000 in bonus payments if sales of certain parcels are sold no later than December 31, 2004. Effective January 1, 2002, Devco is not entitled to receive any additional fee or expense reimbursements from the Company or from either of the two Meadow Pointe community development districts (see Note G). Based on current sales projections and the expectation that the entire $300,000 bonus is achieved, the Company will pay to Devco approximately $1.3 million under this arrangement between 2002 and 2004.

              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                 December 31, 2001
                               (Thousands of dollars)





                                                         Gross Amount at Which
                     Initial Cost to Company          Carried at Close of Period
                     -----------------------         ----------------------------
                                                                                                          Life on Which
                                                                                                          Depreciation
                                                                                                          in Latest
                                                                                                          Statements
                            Buildings and        Buildings and         Accumulated    Date of     Date    of Operations
Description         Land    Improvements   Land  Improvements   Total  Depreciation Construction Acquired is Computed
-----------         ----    ------------   ----  ------------   -----  ------------ ------------ -------- -----------



Office Building -
Tempe, Arizona     $ 736      $ 3,734     $ 736    $ 3,734    $ 4,470   $ 2,356         1977       1977     40 Years
                   =====      =======     =====    =======    =======   =======


Notes:

(1) For Federal income tax purposes at December 31, 2001, real estate was carried at a cost of $1,497,000.

(2) Reconciliation of "Real Estate and Accumulated Depreciation":




                                                 Year Ended December 31,
                                -------------------------------------------------------
                                2001                        2000                   1999
                               ------                      ------                  -----
                       Investment   Accumulated    Investment Accumulated   Investment Accumulated
                         Amount     Depreciation     Amount   Depreciation    Amount   Depreciation
                         ------     ------------     ------   ------------    ------   ------------


Balance at
beginning of
year                    $ 4,470       $ 2,305       $ 4,470     $ 2,254      $ 4,470      $ 2,203
Additions:
Depreciation
charged to
costs &
expenses                                   51                        51                        51
                        -------        -------      --------    -------      -------      -------
Balance at end
of year                 $ 4,470        $ 2,356      $ 4,470     $ 2,305      $ 4,470      $ 2,254
                        =======        =======      =======     =======      =======      =======


Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                PART III


     The information required by Items 10 through 13 of this Part is incorporated by reference from the Company's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," and "Compensation of Executive Officers and Directors," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 14, 2002.

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

          Consolidated balance sheets at December 31, 2001 and 2000.

          Consolidated statements of income for the years ended
          December 31, 2001, 2000 and 1999.

          Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999.

          Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.

          Notes to consolidated financial statements.

          Selected quarterly financial data for the years ended
          December 31, 2001 and 2000 have not been included in the notes to the financial statements as they were not required.

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

   10.3 Tax Sharing Agreement between the registrant and Boothe Financial Corporation (now known as Robert Half International Inc.), dated as of June 15, 1987 - incorporated by reference to Exhibit 10 (c) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

    *10.12d Amended and Restated BF Enterprises, Inc. Profit Sharing Plan, dated January 1, 2001 - incorporated by reference to Exhibit 10.12 (d) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

      10.28 Real Estate Purchase Agreement by and between Crescent Resources, Inc., a South Carolina corporation as Purchaser and Trout Creek Properties LLC, a Delaware Limited Liability Company as Seller - incorporated by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.28a First Amendment to Real Estate Purchase Agreement - incorporated by reference to Exhibit 10.28a to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.28b Second Amendment to Real Estate Purchase Agreement - incorporated by reference to Exhibit 10.28b to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.28c Third Amendment to Real Estate Purchase Agreement - incorporated by reference to Exhibit 10.28c to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.28d Fourth Amendment to Real Estate Purchase Agreement - incorporated by reference to Exhibit 10.28d to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.28e Fifth Amendment to Real Estate Purchase Agreement - incorporated by reference to Exhibit 10.28e to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

      10.29 Meadow Pointe East LLC Membership Interest Purchase Agreement and Assignment - incorporated by reference to Exhibit 10.29 to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended
               September 30, 2001.

      10.30*   Term Sheet - Proposed Compensation Program between Trout
               Creek Development Corporation and Devco II Corporation - incorporated by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

      10.31* Form of Security Agreement used in connection with exercise of stock options - incorporated by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

      10.32* Form of Promissory Note Secured by Pledge of Stock used in connection with exercise of stock options - incorporated by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

      21      Subsidiaries of the registrant.

      99 Arthur Andersen Audit Assurances letter required by the SEC - incorporated by reference to Exhibit 99 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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



                                           BF ENTERPRISES, INC.
                                           (Registrant)



Date:  March 28, 2002             By:  /s/ S. Douglas Post
                                       -----------------------------------------
                                       S. Douglas Post, Vice President and
                                       Treasurer
                                       (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 2002              By:   /s/ Brian P. Burns
                                         ---------------------------------
                                         Brian P. Burns
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  March 28,2002               By:   /s/ Paul Woodberry
                                         ---------------------------------
                                         Paul Woodberry
                                         Executive Vice President,
                                         Chief Financial Officer and a Director
                                         (Principal Financial Officer)


Date:  March 28, 2002              By:   /s/ Daniel S. Mason
                                         ---------------------------------
                                         Daniel S. Mason, Director


Date:  March 28, 2002               By:  /s/ Ralph T. McElvenny, Jr.
                                         ---------------------------------
                                         Ralph T. McElvenny, Jr., Director


Date:  March 28, 2002               By:   /s/ Charles E.F. Millard
                                         ---------------------------------
                                         Charles E.F. Millard, Director


Date:  March 28, 2002                By:  /s/ S. Douglas Post
                                          ---------------------------------
                                          S. Douglas Post, Vice President and
                                          Treasurer
                                          (Principal Accounting Officer)