Form 10QSB
period 2002-03-31
BF ENTERPRISES INC
filed 2002-05-10
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ------------------------------------


                               FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002, or

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

                    ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2002:

                 3,544,139 shares of $.10 par value Common Stock

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

             -   Consolidated statements of stockholders' equity ...........5

             -   Consolidated statements of cash flows .....................6

             -   Notes to financial statements .............................7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................10



PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings . . . . . .................................12

   Item 6.    Exhibits and Reports on Form 8-K ............................12

                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
           ------------------------

                                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (in thousands, except share amounts)


                                                                                          March 31,           December 31,
                                                                                            2002                 2001
                                                                                            ----                 ----

ASSETS:
   Cash and cash equivalents                                                            $ 15,862               $14,890
   Marketable securities, at market value                                                  1,793                 2,736
   Mortgage loans receivable                                                                 153                    --
   Other receivables                                                                         134                   193
   Real estate rental property, net of depreciation                                        2,101                 2,114
   Real estate inventory held for current sale
      and land held for future development                                                 8,184                 8,431
   Lease contract receivable                                                                 499                   492
   Other assets                                                                              364                   272
                                                                                        --------              --------
TOTAL ASSETS                                                                            $ 29,090              $ 29,128
                                                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                                    $     287             $     711
   Deferred income taxes                                                                     942                   734
                                                                                           -----                 -----
                                                                                           1,229                 1,445
                                                                                           -----                 -----
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,604,139 and 3,624,639 shares                                                      360                   362
     Capital surplus                                                                      14,839                15,010
     Retained earnings                                                                    13,218                12,776
     Accumulated other comprehensive income                                                  365                   445
     Notes receivable from employees                                                        (921)                 (910)
                                                                                          ------                ------
   Total stockholders' equity                                                             27,861                27,683
                                                                                          ------                ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 29,090              $ 29,128
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

                                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     (in thousands, except per share amounts)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                             ---------

                                                                                    2002                2001
                                                                                    ----                ----
Revenues:
    Real estate sales                                                              $ 539               $ 925
    Real estate rental income                                                        454                 454
    Interest and dividends                                                            74                  62
    Other                                                                             12                  --
                                                                                   -----               -----
                                                                                   1,079               1,441
                                                                                   -----               -----
 Costs and Expenses:
    Cost of real estate sold                                                         107                 235
    Depreciation and amortization                                                     24                  24
    General and administrative                                                       516                 419
                                                                                   -----               -----
                                                                                     647                 678
                                                                                   -----               -----
Gross profit                                                                         432                 763
Gains from sales of securities                                                       298                  --
                                                                                   -----               -----
Income before income taxes                                                           730                 763
Provision for income taxes                                                           288                 275
                                                                                  ------              ------
Net income                                                                        $  442              $  488
                                                                                  ======              ======
Net income per share:
   Basic                                                                          $  .12              $  .14
                                                                                  ======              ======
   Diluted                                                                        $  .12              $  .13
                                                                                  ======              ======
Average shares used in computing basic
     net income per share                                                          3,616               3,426
Average shares and equivalents used in computing
     diluted net income per share                                                  3,831               3,810


                 The accompanying notes to financial statements
                     are an integral part of these statements.

                               BF ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                         (in thousands)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                   2002             2001
                                                                                   ----             ----

Common stock:
   Balance at beginning of period                                               $    362         $   343
   Purchases of common stock - par value                                              (2)             (1)
                                                                                  ------          ------
   Balance at end of period                                                     $    360         $   342
                                                                                 ========        ========
Capital surplus:
   Balance at beginning of period                                               $ 15,010        $ 14,256
   Purchases of common stock - excess over par value                                (171)           (125)
                                                                                 -------        --------
   Balance at end of period                                                     $ 14,839        $ 14,131
                                                                                ========        ========
Retained earnings:
   Balance at beginning of period                                               $ 12,776        $ 10,937
   Net income                                                                        442             488
                                                                                 -------         -------
   Balance at end of period                                                     $ 13,218        $ 11,425
                                                                                ========        ========
Accumulated other comprehensive income:
    Balance at beginning of period                                              $    445        $    420
    Unrealized gains (losses) from marketable equity
      securities, net of income taxes                                                103            (194)
    Less: reclassification adjustment for gains
      included in net income                                                        (183)             --
                                                                                 -------         -------
    Balance at end of period                                                    $    365        $    226
                                                                                ========        ========

Notes receivable from employees:
    Balance at beginning of period                                                  (910)             --
    Interest on notes received from employees                                        (11)             --
                                                                                 -------         -------
    Balance at end of period                                                    $   (921)        $    --
                                                                                 ========         ======

Accumulated comprehensive income:
    Balance at beginning of period                                              $ 13,221        $ 11,357
                                                                                --------        --------
    Net income                                                                       442             488
    Unrealized gains (losses) from marketable equity
      securities, net of income taxes                                                103            (194)
    Less: reclassification adjustment for gains
      included in net income                                                        (183)             --
                                                                                 -------         -------
    Comprehensive income for period                                                  362             294
                                                                                 -------         -------
    Balance at end of period                                                    $ 13,583        $ 11,651
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

                               BF ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (in thousands)



                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                           2002              2001
                                                                                           ----              ----



Cash flows from operating activities:
 Net income                                                                           $     442         $     488
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                                                           (432)             (690)
 Gains from sales of securities                                                            (298)               --
 Provision for deferred income taxes                                                        258               275
 Net cash proceeds from sales of real estate                                                407               674
 Real estate development costs                                                              (92)             (976)
 Reimbursement of real estate development costs                                             328               419
 Changes in certain assets and liabilities:
   Decrease in other receivables                                                             59               151
   Decrease (increase) in lease contract receivable                                          (7)               17
   Increase in deferred tax assets                                                           --              (225)
   Decrease in payables and accrued liabilities                                            (376)             (105)
   Other, net                                                                               (54)                5
                                                                                         ------            ------
   Total adjustments to net income                                                         (207)             (455)
                                                                                         ------            ------
   Net cash provided by operating activities                                                235                33
                                                                                         ------            ------

Cash flows from investing activities:
 Proceeds from sales of marketable securities                                             1,111                --
 Purchases of marketable securities                                                          --              (244)
 Investment in partnership, net                                                              --                88
                                                                                          -----            ------
    Net cash provided (used) by investing activities                                      1,111              (156)
                                                                                          -----            ------

Cash flows from financing activities:
 Additions to mortgage loans receivable                                                    (153)               --
 Reductions in subordinated debentures included
  in payables and accrued liabilities                                                       (48)              (34)
 Purchases of the Company's common stock                                                   (173)             (126)
                                                                                         ------            ------
   Net cash used by financing activities                                                   (374)             (160)
                                                                                         ------            ------

Net increase (decrease) in cash and cash equivalents                                        972              (283)
Cash and cash equivalents at beginning of period                                         14,890             4,028
                                                                                         ------             -----
Cash and cash equivalents at end of period                                             $ 15,862          $  3,745
                                                                                       ========          ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for federal and state income taxes                        $      7         $     244


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation for the interim period reported. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and in the Company's Form 10-QSB for the quarterly period ended March 31, 2001.

Note B - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows:


                                                                             Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                           2002               2001
                                                                           ----               ----


Net Income                                                                 $ 442             $ 488
                                                                           =====             =====
Weighted average number of shares outstanding:
Common stock                                                               3,616             3,426
Common stock equivalents -
  stock options                                                              215               384
                                                                             ---               ---
                                                                           3,831             3,810
                                                                           =====             =====
Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                                     $ .12             $ .14
                                                                           =====             =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                   $ .12             $ .13
                                                                           =====             =====


                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note C - Mortgage Loans Receivable

In March of 2002, the Board authorized and approved the participation of the Company in certain mortgage loans with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). During the first quarter of 2002, the Company agreed to purchase from Graham Mortgage participating interests of $150,000 each in three mortgage loans. At March 31, 2002, the Company had advanced funds aggregating $153,000 under the terms of these loan agreements. In April 2002, the Company agreed to purchase participating interests of $150,000 each in three additional mortgage loans. The loans are for terms of two to three years with yields, net of a one-half percent administrative fee, ranging from 9.75% to 14.5% per annum. The Company may purchase more participating interests in mortgage loans in the future.

Note D- Real Estate Rental Property

Real estate rental property is an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2001 contractual rental revenues from the lease with Bank One are projected as $1,953,600 in 2002, $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005.

On January 1, 1996, as required by generally accepted accounting principles, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

Note E - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 126 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,184,000 at March 31, 2002 and $8,431,000 at December 31, 2001. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note F - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 2002, the Company purchased 22,500 shares of its common stock for an aggregate amount of $173,000. During the three months ended March 31, 2001, the Company purchased 14,300 shares of its common stock for an aggregate amount of $126,000.

In April 2002 the Company purchased 60,000 shares of its common stock from an officer and director of the Company for an amount of $525,000.

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

   The Company specifically declines to undertake any obligation to publicly revise any forward- looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
---------------------

   Net income of $442,000 and $488,000 in the three months ended March 31, 2002 and 2001, respectively, included gains of $432,000 and $690,000 from sales of property within the Company's Meadow Pointe project near Tampa, Florida, and in the 2002 period included gains of $298,000 from sales of securities. There were no such securities gains in the 2001 period. The Company sold 61 developed lots at Meadow Pointe during the three months ended March 31, 2002, which represented a 49% decrease from the number of lots sold during the same period of 2001. As of March 31, 2002, there remained to be sold at Meadow Pointe, based on current estimates, approximately 374 residential lots, land for 675 multifamily residential units and 30 gross acres of commercial parcels.

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

   Interest and dividends from investments accounted for $74,000 and $62,000 of revenues in the three months ended March 31, 2002 and 2001, respectively. The increase in 2002 was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months ended March 31, 2002 were $97,000 higher than in the comparable period in 2001, due principally to increases in the cost of employee health benefits, professional services and other factors.

Liquidity and Capital Resources
-------------------------------

   At March 31, 2002, the Company held $17,655,000 in cash, cash equivalents and marketable securities, as compared to $1,229,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note F of Notes to Financial Statements).

   The Company's business plan calls for certain expenditures during the next few years relating to the planned development of Meadow Pointe. During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots and multifamily parcels in Meadow Pointe. Neither district anticipates the need for any additional financing.

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

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings
-------       -----------------

   The Company is not a party to any legal proceedings brought by others.


Item 6.       Exhibits and Reports on Form 8-K.
-------       ---------------------------------

         (a)  Exhibits:

              10.17a Amendment to Development and Management Agreement dated March 20, 2002.

         (b)  Reports on Form 8-K.

              The registrant did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BF ENTERPRISES, INC.
                                                 (Registrant)


Date:    May 10, 2002                        /s/ Brian P. Burns
                                             -------------------------
                                             Brian P. Burns
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Duly Authorized Officer)


Date:    May 10, 2002                        /s/ S. Douglas Post
                                             ---------------------------
                                             S. Douglas Post
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)