Form 10QSB
period 2002-06-30
BF ENTERPRISES INC
filed 2002-08-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002, or


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2002:

                3,536,139 shares of $.10 par value Common Stock

                        BF ENTERPRISES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

  Item 1.    Financial Statements

         -    Consolidated balance sheets ....................................3

         -    Consolidated statements of income...............................4

         -    Consolidated statements of stockholders' equity................ 5

         -    Consolidated statements of cash flows.......................... 6

         -    Notes to financial statements.................................. 7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10



PART II  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders-...........12
   Item 5.    Other Information..............................................12
   Item 6.    Exhibits and Reports on Form 8-K...............................12

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              --------------------

                                   BF ENTERPRISES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (in thousands, except share amounts)


                                                                                    June 30,      December 31,
                                                                                      2002            2001
                                                                                      ----            ----

ASSETS:

   Cash and cash equivalents                                                        $ 12,745       $ 14,890
   Marketable securities, at market value                                              4,186          2,736
   Mortgage loans receivable                                                           1,668             --
   Other receivables                                                                      39            193
   Real estate rental property, net of depreciation                                    2,089          2,114
   Real estate inventory held for current sale
    and land held for future development                                               7,347          8,431
   Lease contract receivable                                                             424            492
   Other assets                                                                          428            272
                                                                                     -------        -------
TOTAL ASSETS                                                                        $ 28,926       $ 29,128
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                                 $    300       $    711
   Deferred income taxes                                                               1,073            734
                                                                                     -------        -------
   Total liabilities                                                                   1,373          1,445
                                                                                     -------        -------
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,538,639 and 3,624,639 shares                                                  354            362
     Capital surplus                                                                  14,273         15,010
     Retained earnings                                                                13,581         12,776
     Accumulated other comprehensive income                                              244            445
     Notes receivable from employees                                                    (899)          (910)
                                                                                     -------        -------
   Total stockholders' equity                                                         27,553         27,683
                                                                                     --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 28,926      $  29,128
                                                                                    ========      =========


                                        The accompanying notes to financial
                                         statements are an integral part
                                               of these statements.

                                                         3

                            BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (in thousands, except per share amounts)



                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                    June 30,
                                                                          --------                    --------
                                                                     2002          2001            2002        2001
                                                                     ----          ----            ----        ----

Revenues:

    Real estate sales                                               $ 623         $4,954        $ 1,162     $ 5,879

    Real estate rental income                                         453            453            907         907

    Interest and dividends                                             65             55            139         117

    Other                                                              26              2             38           2
                                                                    -----         ------         ------      ------
                                                                    1,167          5,464          2,246       6,905
                                                                    -----         ------         ------      ------

 Costs and Expenses:

    Cost of real estate sold                                          200          3,165            307       3,400

    Depreciation and amortization                                      24             24             48          48

    General and administrative                                        495            471          1,011         890
                                                                    -----         ------         ------      ------
                                                                      719          3,660          1,366       4,338
                                                                    -----         ------         ------      ------

                                                                      448          1,804            880       2,567

Gains from sales of securities                                        156             --            454          --
                                                                    -----  -       -----          -----      ------

Income before income taxes                                            604          1,804          1,334       2,567

Provision for income taxes                                            241            684            529         959
                                                                    -----         ------          -----      ------

Net income                                                           $363         $1,120           $805      $1,608
                                                                     ====         ======           ====      ======
Net income per
share:
Basic                                                               $ .10          $ .33          $ .22       $ .47
                                                                    =====          =====          =====       =====
Diluted                                                             $ .10          $ .30          $ .21       $ .43
                                                                    =====          =====          =====       =====

Weighted average shares used in computing basic
     net income per share                                           3,558          3,421          3,586       3,423
Weighted average shares and equivalents used
     in computing diluted net income per share                      3,767          3,746          3,798       3,779

                                            The accompanying notes to financial
                                             statements are an integral part
                                                 of these statements.

                                                          4

                                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                            (in thousands)


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                    2002          2001
                                                                                    ----          ----

Common stock:

   Balance at beginning of period                                                $  362         $  343

   Purchases of common stock - par value                                             (8)            (1)
   Exercise of stock option - par value                                              --             14
                                                                                 ------         ------
   Balance at end of period                                                      $  354         $  356
                                                                                 ======         ======


Capital surplus:
   Balance at beginning of period                                              $ 15,010       $ 14,256
   Purchases of common stock - excess over par value                               (737)          (125)
   Exercise of stock option - excess over par value                                  --            346
   Benefit for income taxes from exercise of stock option                            --            284
                                                                                 ------         ------
   Balance at end of period                                                    $ 14,273      $  14,761
                                                                               ========       ========
Retained earnings:
   Balance at beginning of period                                              $ 12,776      $  10,937
   Net income                                                                       805          1,608
                                                                               --------      ---------
   Balance at end of period                                                    $ 13,581      $  12,545
                                                                               ========      =========
Accumulated other comprehensive income:
    Balance at beginning of period                                             $    445      $     420
    Unrealized gains (losses) from marketable equity securities,
     net of income taxes                                                             15           (131)
    Less: reclassification adjustment for gains from sales of
     security included in net income                                               (216)            --
                                                                               --------      ---------
    Balance at end of period                                                   $    244      $     289
                                                                               ========      =========

Notes receivable from employees:
    Balance at beginning of period                                             $   (910)      $     --
    Notes issued                                                                     --           (656)
    Interest on notes                                                               (22)            (1)
    Interest payments                                                                33             --
                                                                               --------        -------
    Balance at end of period                                                    $  (899)       $  (657)
                                                                               ========        =======

Accumulated comprehensive income:
    Balance at beginning of period                                             $ 13,221       $ 11,357
                                                                               --------       ---------
    Net income                                                                      805          1,608
    Unrealized gains (losses) from  marketable equity securities,
     net of income taxes                                                             15           (131)
     Less: reclassification adjustment for gains from sales of
      security included in net income                                              (216)            --
                                                                               --------        -------
    Comprehensive income for period                                                 604          1,477
                                                                               --------        -------

    Balance at end of period                                                   $ 13,825       $ 12,834
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

                                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (in thousands)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                                     --------

                                                                                                 2002         2001
                                                                                                 ----         ----

Cash flows from operating activities:
 Net income                                                                                  $    805      $  1,608
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Gains from sales of real estate                                                                 (855)       (2,479)
 Gains from sales of securities                                                                  (454)           --
 Provision for deferred income taxes                                                              474           869
 Net cash proceeds from sales of real estate                                                      955         6,764
 Real estate development costs                                                                   (245)       (1,531)
 Reimbursement of real estate development costs                                                 1,193         5,865
 Changes in certain assets and liabilities:
  Decrease in other receivables                                                                   154             2
  Decrease in lease contract receivable                                                            68            51
  Increase in deferred tax assets                                                                  --          (225)
  Increase (decrease) in payables and accrued liabilities                                        (363)           32
  Other, net                                                                                      (92)           45
                                                                                             --------       -------
  Total adjustments to net income                                                                 835         9,393
                                                                                             --------       -------
  Net cash provided by operating activities                                                     1,640        11,001
                                                                                             --------       -------

Cash flows from investing activities:
 Proceeds from sales of marketable equity security                                              1,083            --
 Principal payments on marketable debt security                                                   578            --
 Purchases of marketable securities                                                            (2,985)         (244)
 Investment in partnership, net                                                                    --           (41)
                                                                                              -------        -------
  Net cash used by investing activities                                                        (1,324)         (285)
                                                                                              -------       -------

Cash flows from financing activities:
 Additions to mortgage loans receivable                                                        (1,668)           --
 Reductions in subordinated debentures included in payables
  and accrued liabilities                                                                         (48)          (34)
 Purchases of the Company's common stock                                                         (745)         (126)
 Proceeds from exercise of stock option                                                            --            14
                                                                                              -------      --------

  Net cash used by financing activities                                                        (2,461)         (146)
                                                                                              -------       -------

Net increase (decrease) in cash and cash equivalents                                           (2,145)       10,570
Cash and cash equivalents at beginning of period                                               14,890         4,028
                                                                                            ---------     ---------
Cash and cash equivalents at end of period                                                   $ 12,745      $ 14,598
                                                                                            =========      ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for federal and state income taxes                              $     21      $    293
Supplemental disclosure of non-cash financing activities:
 Exercise of stock option for note receivable                                                      --           656
 Tax benefit from exercise of stock option                                                         --           284


                                 The accompanying notes to financial
                                     statements are an integral part
                                       of these statements.

                           BF ENTERPRISES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and in the Company's Form 10-QSB for the quarterly period ended June 30, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                             -------                     --------
                                                                         2002          2001         2002          2001
                                                                         ----          ----         ----          ----
Net Income                                                              $ 363         $1,120        $ 805        $1,608
                                                                        =====         ======        =====        ======

Weighted average number of shares outstanding:

Common stock                                                            3,558          3,421        3,586        3,423

Common stock equivalents -
  stock options                                                           209            325          212          356
                                                                        -----          -----        -----        -----

                                                                        3,767          3,746        3,798        3,779
                                                                        =====          =====        =====        =====
Net income per share:
 Basic - based on weighted average number
 of shares of common stock outstanding                                  $ .10          $ .33        $ .22        $ .47
                                                                        =====          =====        =====        =====

 Diluted - based on weighted average number of shares of common
  stock and common stock equivalents outstanding                        $ .10          $ .30        $ .21        $ .43
                                                                        =====          =====        =====        =====


                          BF ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note D - Mortgage Loans Receivable

In March 2002, the Board of Directors authorized and approved the participation of the Company in certain mortgage loans with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). During the six months ended June 30, 2002, the Company agreed to purchase from Graham Mortgage participating interests of $150,000 in each of eleven mortgage loans and $300,000 in one other loan. At June 30, 2002, the Company had advanced funds aggregating $1,668,000 under the terms of these loan agreements. In July 2002, the Company agreed to purchase a participating interest of $150,000 in an additional mortgage loan and the Company's participation in one of the mortgage loans was sold at par. The loans are for terms of two to three years with yields, net of a one-half percent administrative fee, ranging from 9.5% to 14.5% per annum. The Company may purchase more participating interests in mortgage loans in the future.

Note E - Real Estate Rental Property

Real estate rental property consists of an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA ("Bank One"), a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2001 contractual rental revenues from the lease with Bank One are $1,953,600 in 2002, $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 in the
two months ending February 28, 2005.

On January 1, 1996, as required by accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

Note F - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 112 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $7,347,000 at June 30, 2002 and $8,431,000 at December 31, 2001. The Company believes that the current fair value of these assets is greater than their carrying value.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


It is the Company's policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic cumulative adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 2002, the Company purchased 86,000 shares of its common stock for an aggregate amount of $745,000, of which 60,000 shares were purchased from an officer and director of the Company for $525,000. During the six months ended June 30, 2001, the Company purchased 14,300 shares of its common stock for an aggregate amount of $126,000.

Note H - Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended June 30, 2002 and 2001 are as follows:


                                                                               Three months ended
                                                                                    June 30,
                                                                                    --------
                                                                              2002           2001
                                                                              ----           ----


Balance at beginning of period                                              $  365        $   226
Unrealized gains (losses) from marketable equity
 securities, net of income taxes                                               (88)            63
Less: reclassification adjustment for gains
 from sales of security included in net income                                 (33)            --
                                                                            ------        -------
Balance at end of period                                                    $  244        $   289
                                                                            ======        ========


The components of accumulated other comprehensive income for the six months ended June 30, 2002 and 2001 are presented in the Consolidated Statements of Stockholders' Equity.

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

Results of Operations
---------------------

   Net income of $363,000 and $805,000 in the three months and six months ended June 30, 2002 included (1) gains, before income taxes, of $423,000 and $855,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida and (2) gains from sales of securities of $156,000 and $454,000, respectively. In the three months and six months ended June 30, 2001, net income of $1,120,000 and $1,608,000 included gains of $1,789,000 and $2,479,000 respectively, from sales of Meadow Pointe property. Gains from Meadow Pointe property sales in the 2001 periods include a gain, before income taxes, of $2,231,000 from the sale in June 2001 of an undeveloped commercial tract. The Company received approximately $10,000,000, net of closing costs, from the sale. In accordance with the Company's Management and Development Agreement with Devco II Corporation ("Devco"), the development manager at Meadow Pointe, proceeds in the amount of $5,213,000 have been reflected as revenue on the Consolidated Statements of Income and the remainder has been applied to a development funding account which was associated with the tract and was included in "Real estate inventory held for current sale and land held for future development" on the Consolidated Balance Sheets.

   The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of both 2002 and 2001. These adjustments, reflecting changes occurring during this period, resulted in aggregate reductions in revenue and costs that reduced net income by $33,000 in the three months and six months ended June 30, 2002 and by $1,476,000 in the same periods of 2001. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

   Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 101 and 162 developed lots at Meadow Pointe during the three months and six months ended June 30, 2002 which represented, respectively, decreases of 28% and 38% from the number of lots sold in the same periods of 2001. These decreases reflect a significant decline in lots available for sale as the project nears completion. As of June 30, 2002, there remained to be sold at Meadow Pointe, based on current estimates, approximately 273 residential lots, land for 675 multifamily residential units and 30 gross acres of commercial parcels.

   Interest and dividends from investments accounted for $65,000 and $139,000 of revenues in the three months and six months ended June 30, 2002, respectively, and $55,000 and $117,000 in comparable periods in 2001. The increase in the 2002 periods was due to an increase in the amount of funds available for investment.

   General and administrative expenses in the three months and six months ended June 30, 2002 were respectively, $24,000 and $121,000 higher than in the comparable periods in 2001, due principally to increases in the cost of employee health benefits and professional services.

Liquidity and Capital Resources
-------------------------------

   At June 30, 2002, the Company held $16,931,000 in cash, cash equivalents and marketable securities, as compared to $1,373,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

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

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

   The Company holds certain cash equivalents and marketable securities for non-trading purposes that are sensitive to changes in market value. The Company does not believe that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 14, 2002 at 9:30 a.m. in Tampa, Florida. All five directors stood for re-election at the Meeting. Directors Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Charles E.F. Millard and Paul Woodberry were elected to hold office until the next annual meeting or until the directors' successors are elected.

         The votes cast for and the votes withheld for each director were as follows:


     Name                       Votes For            Votes Withheld
    -----                       ---------            --------------

Brian P. Burns                  3,450,763                6,702

Daniel S. Mason                 3,452,263                5,202

Ralph T. McElvenny, Jr.         3,452,263                5,202

Charles E.F. Millard            3,452,263                5,202

Paul Woodberry                  3,449,163                8,302


Item 5.  Other Information
         -----------------

   Paul Woodberry, Chief Financial Officer and Executive Vice President and a Director of the Company, resigned as Chief Financial Officer, effective
August 6, 2002. There were no disagreements between the Company and Mr. Woodberry about accounting or financial reporting matters, and Mr. Woodberry will continue to serve as Executive Vice President and a Director of the Company. On August 6, 2002, the Company's Board of Directors appointed
S. Douglas Post as Chief Financial Officer. Mr. Post has been Vice President of the Company since July 1991, Treasurer since March 1998 and Controller since May 1987.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibit
             Number             Description
             ------             -----------

              99.1 Certification required by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification required by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)  Reports on Form 8-K.

                The registrant filed a Form 8-K dated June 19, 2002, as amended on Form 8-K/A on June 20, 2002 (Amendment No. 1) and Form 8-K/A (Amendment No.
2) on July 3, 2002, reporting the dismissal of Arthur Andersen LLP as the Company's independent public accountants and the subsequent engagement of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year 2002, beginning with a review of the Company's Form 10-QSB for the period ending June 30, 2002.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BF ENTERPRISES, INC.
                                                   (Registrant)


Date:  August 13, 2002                  /s/ Brian P. Burns
                                        ----------------------------------
                                        Brian P. Burns
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Duly Authorized Officer)


Date:  August 13, 2002                 /s/ S. Douglas Post
                                       ----------------------------------
                                       S. Douglas Post
                                       Vice President, Treasurer
                                       and Chief Financial Officer
                                       (Principal Accounting Officer)