Form 10QSB
period 2002-09-30
BF ENTERPRISES INC
filed 2002-11-15
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 2002:

      3,533,039 shares of Common Stock, $.10 par value per share

                        BF ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page
                                                                     ----

PART I   FINANCIAL INFORMATION

  Item 1.    Financial Statements

             - Consolidated balance sheets   ......................... 3

             - Consolidated statements of income...................... 4

             - Consolidated statements of stockholders' equity........ 5

             - Consolidated statements of cash flows.................. 6

             - Notes to financial statements.......................... 7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................10

   Item 3.    Controls and Procedures.................................12


PART II  OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K .......................13

   BF Enterprises, Inc. (the "Company") and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

   The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay platting of lots and construction of new homes, weakness in the commercial office market in Tempe, Arizona, Bank One not exercising its right to renew the lease covering the Company's Tempe office building, the current term of which expires on February 28, 2005, the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              ---------------------

                                                 BF ENTERPRISES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (in thousands, except share amounts)


                                                                                   September 30,   December 31,
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                   (Unaudited)

ASSETS:

   Cash and cash equivalents                                                        $ 10,125        $ 14,890

   Marketable securities, at market value                                              6,163           2,736

   Mortgage loans receivable                                                           2,240              --

   Other receivables                                                                      61             193


   Real estate rental property, net of depreciation                                    2,076           2,114

   Real estate inventory held for current sale
      and land held for future development                                             7,349           8,431

   Lease contract receivable                                                             389             492

   Other assets                                                                          405             272
                                                                                      -------        -------
TOTAL ASSETS                                                                        $ 28,808        $ 29,128
                                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY:

   Payables and accrued liabilities                                                 $    450        $    711

   Deferred income taxes                                                                 978             734
                                                                                     -------         -------
Total liabilities                                                                      1,428           1,445
                                                                                     -------         -------
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,533,039 and 3,624,639 shares                                                  353             362

     Capital surplus                                                                  14,226          15,010

     Retained earnings                                                                13,654          12,776

     Accumulated other comprehensive income                                               52             445

     Notes receivable from employees                                                    (905)           (910)
                                                                                     -------         -------
   Total stockholders' equity                                                         27,380          27,683
                                                                                     -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 28,808        $ 29,128
                                                                                    ========        ========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                        -------------              -------------
                                                                     2002          2001           2002          2001
                                                                     ----          ----           ----          ----

Revenues:

    Real estate sales                                               $  86         $  669        $ 1,248     $ 6,548

    Real estate rental income                                         454            454          1,361       1,361

    Interest and dividends from marketable securities                  63            136            202         253

    Interest from mortgage loans                                       55             --             74          --

    Other                                                              11             30             30          32
                                                                    -----          -----          -----       -----
                                                                      669          1,289          2,915       8,194
                                                                    -----          -----          -----       -----

 Costs and Expenses:

    Cost of real estate sold                                           25            175            332       3,575

    Depreciation and amortization                                      24             24             72          72

    General and administrative                                        515            557          1,526       1,447
                                                                    -----          -----          -----       -----
                                                                      564            756          1,930       5,094
                                                                    -----          -----          -----       -----

                                                                      105            533            985       3,100

Gains from sales of securities                                         --             --            454          --
                                                                    -----          -----          -----       -----
Income before income taxes                                            105            533          1,439       3,100

Provision for income taxes                                             32            263            561       1,222
                                                                    -----          -----          -----       -----
Net income                                                         $   73         $  270         $  878      $1,878
                                                                   ======          =====          =====      ======
Net income per share:

Basic                                                               $ .02          $ .08          $ .25       $ .54
                                                                    =====          =====          =====       =====
Diluted                                                             $ .02          $ .07          $ .23       $ .49
                                                                    =====          =====          =====       =====

Weighted average shares used in computing basic
     net income per share                                           3,536          3,589          3,569       3,484

Weighted average shares and equivalents used
     in computing diluted net income per share                      3,745          3,827          3,780       3,800



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                            2002           2001
                                                                                            ----           ----

Common stock:
   Balance at beginning of period                                                        $   362        $   343

   Purchases of common stock - par value                                                      (9)            (1)

   Exercise of stock option - par value                                                       --             18
                                                                                         -------        -------

   Balance at end of period                                                             $    353        $   360
                                                                                        ========       ========

Capital surplus:
   Balance at beginning of period                                                       $ 15,010       $ 14,256

   Purchases of common stock - excess over par value                                        (784)          (167)

   Exercise of stock option - excess over par value                                           --            432

   Benefit for income taxes from exercise of stock option                                     --            367
                                                                                         --------       -------

   Balance at end of period                                                             $ 14,226       $ 14,888
                                                                                        ========       ========

Retained earnings:
   Balance at beginning of period                                                       $ 12,776       $ 10,937

   Net income                                                                                878          1,878
                                                                                         -------       --------
   Balance at end of period                                                             $ 13,654       $ 12,815
                                                                                        ========       =========
Accumulated other comprehensive income:
    Balance at beginning of period                                                      $    445       $    420

    Unrealized losses from marketable equity securities,
     net of income taxes                                                                    (177)           (82)

    Less: reclassification  adjustment for gains from
     sales of securities included in net income                                             (216)            --
                                                                                         -------        -------
    Balance at end of period                                                            $     52        $   338
                                                                                        ========       ========

Notes receivable from employees:
    Balance at beginning of period                                                      $   (910)       $    --

    Notes issued                                                                              --           (746)

    Interest on notes                                                                        (33)           (10)

    Interest payments                                                                         38             --
                                                                                        --------        -------
    Balance at end of period                                                            $   (905)          (756)
                                                                                        ========        ========

Accumulated comprehensive income:
    Balance at beginning of period                                                      $  13,221     $  11,357
                                                                                        ---------     ---------
    Net income                                                                                878         1,878

    Unrealized losses from marketable equity securities,
     net of income taxes                                                                     (177)          (82)

     Less: reclassification adjustment for gains from sales of
      securities included in net income                                                      (216)           --
                                                                                          -------       -------
    Comprehensive income for period                                                           485         1,796
                                                                                          -------       -------
    Balance at end of period                                                            $  13,706     $  13,153
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

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                                2002          2001
                                                                                                ----          ----

Cash flows from operating activities:
 Net income                                                                                  $   878       $ 1,878

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Gains from sales of real estate                                                                (916)       (2,973)
 Gains from sales of securities                                                                 (454)           --
 Provision for deferred income taxes                                                             511         1,158
 Net cash proceeds from sales of real estate                                                   1,022         7,261
 Real estate development costs                                                                  (401)       (1,903)
 Reimbursement of real estate development costs                                                1,341         6,162

 Changes in certain assets and liabilities:
  Decrease in other receivables                                                                  132            44
  Decrease in lease contract receivable                                                          103            86
  Increase in deferred tax assets                                                                 --          (233)
  Increase (decrease) in payables and accrued liabilities                                       (213)            7
  Other, net                                                                                     (77)          138
                                                                                             -------       -------
  Total adjustments to net income                                                              1,048         9,747
                                                                                             -------       -------
  Net cash provided by operating activities                                                    1,926        11,625
                                                                                             -------       -------

Cash flows from investing activities:
 Proceeds from sales of marketable equity securities                                           1,083            --
 Principal payments on marketable debt securities                                                883            --
 Purchases of marketable securities                                                           (5,576)         (244)
 Sale of mortgage loan                                                                           150            --
 Principal payments on mortgage loans                                                             21            --
 Additions to mortgage loans receivable                                                       (2,411)           --
 Issuance of notes receivable by employees                                                        --          (314)
 Proceeds from sale of investment in partnership                                                  --           901
 Investment in partnership, net                                                                   --            26
                                                                                             -------       -------
  Net cash provided (used) by investing activities                                            (5,850)          369
                                                                                             -------       -------
Cash flows from financing activities:
 Reductions in subordinated debentures included in payables and accrued liabilities              (48)          (34)
 Purchases of the Company's common stock                                                        (793)         (168)
 Proceeds from exercise of stock option                                                           --            18
                                                                                             -------       -------
  Net cash used by financing activities                                                         (841)         (184)
                                                                                             -------       -------

Net increase (decrease) in cash and cash equivalents                                          (4,765)       11,810
Cash and cash equivalents at beginning of period                                              14,890         4,028
                                                                                             -------       -------
Cash and cash equivalents at end of period                                                  $ 10,125      $ 15,838
                                                                                            ========      ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for federal and state income taxes                             $     68      $    293

Supplemental disclosure of non-cash financing activities:
 Notes receivable from exercises of stock option                                                  --           432
 Tax benefit from exercises of stock options                                                      --           367


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 and in the Company's Form 10-QSB for the quarterly period ended September 30, 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that will be achieved for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                           ------------                -------------
                                                                         2002          2001         2002          2001
                                                                         ----          ----         ----          ----

Net Income                                                               $ 73          $ 270        $ 878        $1,878
                                                                         ====          =====        =====        ======

Weighted average number of shares outstanding:

Common stock                                                            3,536          3,589        3,569        3,484

Common stock equivalents -
  stock options                                                           209            238          211          316
                                                                         ----           ----         ----         ----
                                                                        3,745          3,827        3,780        3,800
                                                                        =====          =====        =====        =====

Net income per share:

 Basic - based on weighted average number
 of shares of common stock outstanding                                  $ .02          $ .08        $ .25        $ .54
                                                                        =====          =====        =====        =====
 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                $ .02          $ .07        $ .23        $ .49
                                                                        =====          =====        =====        =====

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note D - Mortgage Loans Receivable

In March 2002, the Board of Directors authorized and approved the participation of the Company in certain mortgage loans with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). During the nine months ended September 30, 2002, the Company agreed to purchase participating interests of $150,000 in each of thirteen mortgage loans, $200,000 in each of two loans and $300,000 in one other. At September 30, 2002, the Company had advanced funds aggregating $2,411,000 under the terms of these loan agreements, and received $21,000 in principal payments. In July 2002, the Company's participation in one of the mortgage loans was sold at par in the amount of $150,000. In October 2002, the Company agreed to increase its participation in six of the loans by an aggregate of $900,000, $100,000 in each of three loans and $200,000 in each of three others. Also in October 2002, the Company agreed to purchase a participating interest of $200,000 in an additional mortgage loan. The loans are for terms of two to three years with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.5% per annum, and are secured by First Deeds of Trust in real property. The Company may purchase more participating interests in mortgage loans in the future.

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

Note F - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 109 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $7,349,000 at September 30, 2002 and $8,431,000 at December 31, 2001. The Company believes that the current fair value of these assets is greater than their carrying value.

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

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 2002, the Company purchased 91,600 shares of its common stock for an aggregate amount of $793,000, of which 60,000 shares were purchased from an officer and director of the Company for $525,000. During the nine months ended September 30, 2001, the Company purchased 19,400 shares of its common stock for an aggregate amount of $168,000.

Note H - Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended September 30, 2002 and 2001 are as follows:


                                                                            Three months ended
                                                                               September 30,
                                                                               -------------
                                                                              2002           2001
                                                                              ----           ----

Balance at beginning of period                                             $   244        $   289
Unrealized gains (losses) from marketable equity
 securities, net of income taxes                                              (192)            49
                                                                           -------        -------
Balance at end of period                                                   $    52        $   338
                                                                           =======        =======



The components of accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001 are presented in the Consolidated Statements of Stockholders' Equity.

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

   The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay platting of lots and construction of new homes, weakness in the commercial office market in Tempe, Arizona, Bank One not exercising its right to renew the lease covering the Company's Tempe office building, the current term of which expires on February 28, 2005, the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

   The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Results of Operations
---------------------

   Net income of $73,000 and $878,000 in the three months and nine months ended September 30, 2002, respectively, included (1) gains, before income taxes, of $61,000 and $916,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida and (2) gains from sales of securities of $454,000 in the nine month period. In the three months and nine months ended September 30, 2001, net income of $270,000 and $1,878,000 included gains of $494,000 and $2,973,000 respectively, from sales of Meadow Pointe property. Gains from Meadow Pointe property sales in the 2001 periods include a gain, before income taxes, of $2,231,000 from the sale in June 2001 of an undeveloped commercial tract in which the Company received approximately $10,000,000, net of closing costs.

   The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes cumulative adjustments to reflect any revised estimates. Cumulative adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of both 2002 and 2001. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenue and costs that reduced net income by $33,000 in the nine months ended September 30, 2002 and by $1,476,000 in the same period of 2001. As a result of recording cumulative changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

   Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, mortgage interest rates, competitive residential and commercial developments and other factors related to the local Tampa real estate market. The Company sold, respectively, 14 and 176 developed lots at Meadow Pointe during the three months and nine months ended September 30, 2002 as compared to 84 and 344 lots, respectively, in the same periods of 2001. The decreased sales activity in the 2002 periods reflects
(1) a significant decline in lots available for sale as the project nears completion and (2) delays in lot construction due to heavy rains in the Tampa area during the third quarter of 2002. As of September 30, 2002, there remained to be sold at Meadow Pointe, based on current estimates, approximately 259 residential lots, land currently planned for 675 multifamily residential units and three commercial tracts aggregating 30 gross acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

   Interest and dividends from marketable securities accounted for $63,000 and $202,000 of revenues in the three months and nine months ended September 30, 2002, respectively, and $136,000 and $253,000 in comparable periods in 2001. The decrease in the 2002 periods was due to a decline in interest rates.

   General and administrative expenses in the three months and nine months ended September 30, 2002 were respectively, $42,000 lower and $79,000 higher than in the comparable periods in 2001, due principally to higher legal fees in the three month period of 2001 relating to the sale in September 2001 of the Company's interest in a limited liability company, and to increases in the cost of employee health benefits and professional services in the nine month period of 2002.

Liquidity and Capital Resources
-------------------------------

   At September 30, 2002, the Company held $16,288,000 in cash, cash equivalents and marketable securities, as compared to $1,428,000 for all short-term and long-term liabilities. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

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

   Based upon the current financial condition and the current strategic initiatives of the Company, the Company believes its existing capital resources will be sufficient to satisfy its current and projected cash requirements.


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


Item 3.  Control and Procedures
         ----------------------

     Within the ninety (90) days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibit
             Number   Description
             ------   -----------

              99.1 Certification required by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification required by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

              The registrant filed a Form 8-K dated June 19, 2002, as amended on Form 8-K/A on June 20, 2002 (Amendment No. 1) and Form 8-K/A on July 3, 2002, (Amendment No. 2) reporting the dismissal of Arthur Andersen LLP as the Company's independent public accountants and the subsequent engagement of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year 2002, beginning with a review of the Company's Form 10-QSB for the period ending June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BF ENTERPRISES, INC.
                                  (Registrant)


Date:  November 14, 2002          /s/ Brian P. Burns
                                  ----------------------------------
                                  Brian P. Burns
                                  Chairman of the Board, President
                                  and Chief Executive Officer
                                  (Duly Authorized Officer)


Date:  November 14, 2002          /s/ S. Douglas Post
                                  ----------------------------------
                                  S. Douglas Post
                                  Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

I, Brian P. Burns, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BF Enterprises, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     November 14, 2002                    /s/ Brian P. Burns
                                               --------------------------
                                               Brian P. Burns
                                               Chairman, President and
                                               Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, S. Douglas Post, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BF Enterprises, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ S. Douglas Post
                                        -------------------------
                                        S. Douglas Post
                                        Vice President, Treasurer and
                                        Chief Financial Officer