Form 10KSB
period 2002-12-31
BF ENTERPRISES INC
filed 2003-03-31
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------     -------------

Commission file number 0-15932

                              BF ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       94-3038456
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


 100 Bush Street, Suite 1250, San Francisco, CA         94104
(Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:  (415) 989-6580

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                  ---

The registrant's revenues for its most recent fiscal year ending December 31, 2002, were $3,680,000.

As of March 14, 2003, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $14,630,542 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,822,096 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of March 14, 2003, there were outstanding 3,521,346 shares of the registrant's $.10 Par Value Per Share Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 2003, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

Forward-Looking Statements
--------------------------

           The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals and prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

         The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth and other factors detailed in the Company's filings with the Securities and Exchange Commission, including but not limited to, those described in "Certain Factors Affecting the Business" in Item 1. Business, below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



                             PART I


Item 1.   Business.
          --------

General
-------

         BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business including the last stages of the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing of a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

         At December 31, 2002, the Company's assets also included approximately $14.6 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes, including development of the Meadow Pointe project.


Real Estate
-----------

         The Company's principal real estate assets consist of the following:

         Meadow Pointe. As of February 28, 2003, the Company owned approximately 106 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 3,193 lots, consisting of approximately 661 acres, to 9 homebuilders; a 40 acre commercial tract to a real estate developer; and 834 acres to the two community development districts described below. The Company also donated 79 acres to Pasco County, primarily for parks and a school site, sold an acre to a local utility and sold a two-acre church site and a one-acre day care site. Meadow Pointe is located about 20 miles northeast of downtown Tampa on County Road 581.

         The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners. As of December 31, 2002, there remained to be sold 7 single family lots, 240 townhome lots, land currently planned for 675 multifamily residential units and 30 gross acres of commercial parcels.

         Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 195 lots in 2002, 447 lots in 2001, 353 lots in 2000, 457 lots in 1999, 314 lots in 1998, 297 lots in 1997, 269 lots in 1996, 211 lots in
1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992 for prices ranging from approximately $15,000 to $50,000.

         The Company is engaged in the development of residential lots and multifamily and commercial parcels for sale to homebuilders and others. The Company does not expect that it will engage in the construction of houses on finished lots. In March 1991, the Company entered into a Development and Management Agreement (the "Development Agreement") with Devco II Corporation ("Devco"), a Florida corporation, whose principals are experienced Tampa-area real estate developers. Under the Development Agreement, Devco is responsible for planning, managing and advising the Company with respect to the development of Meadow Pointe, including the sale of single family lots, townhome lots and multifamily and commercial parcels.

         Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $20 million was outstanding at December 31, 2002. Of this amount of bonds outstanding, approximately $7 million is subject to a lien on Company owned land. The bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. These infrastructure improvements have been essential to the development of finished lots by the Company and the sale of those lots to homebuilders. Approximately $22 million of the aggregate $79.6 million of capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments.

         The Company has been actively marketing its multi-family tract and its three remaining commercial tracts, the largest of which is a 16 acre tract bordering County Road 581 near a 40 acre commercial tract sold by the Company in 2001. The Company has engaged a major real estate brokerage firm on a commission basis to assist with the marketing of the properties. Contracts with two homebuilders for the sale of the remaining townhome lots have been signed and volume takedowns should commence when lot construction has been completed and approved by Pasco County.

         Commercial Building in Tempe. The Company owns a 228,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in
1999; $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in
2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During the term of the lease, the Company is amortizing income from the lease and the $423,000 cost of a related advisory fee on a straight-line basis, as required by accounting principles generally accepted in the United States. Accordingly, in 2000, 2001 and 2002 the Company reported - and in each of the remaining 2 years of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The Company is reporting annual lease amortization expense of $46,000 over the same period. The lease also allows the tenant two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area. The Company cannot give any assurance that the lease will be renewed or that the property will be re-leased at rental rates equal to or above the current rental rates.

         Other Real Estate. The Company also owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee, of which 15 acres is zoned high density residential or office and 6 acres is zoned commercial/retail. Site development permits have been obtained for the entire parcel. The Company has been actively marketing its Nashville property since certain permitting and development issues were resolved in 2001 and is currently engaged in active discussions with a developer who may provide the infrastructure construction, including grading, drainage, utilities and roads on the majority of the Company's saleable tracts in return for the Company exchanging approximately 4.3 acres of its land. There can be no assurance, however, that such a proposed transaction will be consummated.

Employees
---------

         Currently, the Company has nine employees, all of which are employed on a full-time basis.

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

         Completion of the Meadow Pointe project may take several more years and is dependent upon, among other things, the strength of the general economy and employment growth in the Tampa area, mortgage interest rates, competitive commercial and residential developments serving the same group of commercial developers and home buyers and other factors related to the local Tampa real estate market. There are several other commercial and residential projects in the same market area as Meadow Pointe, along or near County Road 581. These projects may have an adverse impact on the rate of sales at Meadow Pointe.

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

Certain Factors Affecting the Business
--------------------------------------

            In evaluating the Company and its business, the following factors in addition to the information mentioned elsewhere in this Form 10-KSB, should be given careful consideration.

            All of the Company's rental revenues are derived from one property located in Tempe, Arizona. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include, among other things: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of the Company's rental property in a single market may expose the Company to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Tempe area could adversely impact the Company's financial condition, results from operations, cash flows and quoted per share trading price of our common stock.

         Moreover, the Company's ability to generate sales revenues is directly related to the real estate market, primarily in Florida and to the economy in general. Considerable economic and political uncertainties currently exist. These uncertainties could have adverse effects on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general.

         The Company's real estate development activities entail risks that include, among other things, the following factors: construction delays or cost overruns, which may increase project development costs; an inability to obtain required governmental permits and authorizations; an inability to secure tenants or anchors necessary to support the project; failure to achieve anticipated occupancy levels or rents; and, an inability to sell our inventory of commercial parcels.

            The Company maintains workers compensation, commercial general liability, fire, extended coverage and rental loss insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry earthquake coverage, nor does the Company carry insurance for losses such as pollution, contamination, asbestos and seepage and terrorism. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If the Company experiences a loss, which is uninsured or which exceeds policy limits, the Company could lose the capital invested in the damaged property as well as the anticipated future cash flows from any such property.

            These forward-looking statements are subject to factors beyond the Company's control (such as weather, market and economic forces) and, with respect to the future development of the Company's land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from the forward-looking statements. See discussion of forward-looking statements preceding PART I above.

             A continuation or worsening of the current downturn in economic conditions could adversely affect the Company's business.

Item 2.  Properties.
         -----------

         The Company leases its headquarters office space, consisting of approximately 2,241 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2004. The Company also rents approximately 830 square feet of office space, also under a lease agreement, at 125 Worth Avenue in Palm Beach, Florida. Rental of this space commenced February 1, 2002 and will terminate on February 28, 2007. The Company believes its office space is adequate for its current needs.

Item 3.  Legal Proceedings.
         -----------------

Meadow Pointe Litigation
------------------------

         On February 1, 2002, one of the Company's subsidiaries, Trout Creek Properties, LLC ("Plaintiff"), commenced an action in the United States District Court, Middle District of Florida, against Akerman, Senterfitt & Eidson, P.A.("Defendant") for attorney malpractice and breach of contract. Plaintiff filed its First Amended Complaint on April 1, 2002, and on March 19, 2003, Plaintiff filed its Second Amended Complaint adding another of the Company's subsidiaries, Trout Creek Development, L.L.C., as a plaintiff in the litigation.

         The Amended Complaint alleges that Defendant failed to properly advise Plaintiffs and that Plaintiffs relied on Defendant's erroneous legal advice and employed a method of prorating assessments levied by two Meadow Pointe community development districts ("CDD") that failed to take into account that property taxes were paid in arrears on a calendar basis while CDD assessments were paid in advance on a fiscal year basis. Plaintiffs seek monetary damages in excess of $2.5 million, including statutory interest.

         The litigation is presently in the discovery stage, and a jury trial is currently scheduled to start on September 2, 2003. The Company believes that its subsidiaries have made meritorious claims, and it intends to vigorously pursue the action.

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




                                  PART II


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
             Stockholder Matters.
             -------------------

         The Company's Common Stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On March 1, 2003, there were approximately 410 holders of record of the common stock.

         Following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 2002 and 2001, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:



                          Bid Quotations
                          ---------------


    2002                             High                        Low
    ----                             ----                        ---

1st Quarter                         $ 9.05                      $ 8.25

2nd Quarter                           9.00                        8.40

3rd Quarter                           8.47                        8.40

4th Quarter                           8.85                        8.26


    2001                             High                         Low
    ----                             ----                         ---

1st Quarter                        $ 11.00                      $ 7.75

2nd Quarter                           8.25                        7.75

3rd Quarter                           9.25                        7.75

4th Quarter                           9.33                        8.10



         The source of the foregoing quotations was the National Quotation Bureau, Inc.

         No cash dividends were paid in 2002 or 2001, and the Board of Directors of the Company currently does not expect to declare cash dividends.

Item 6.  Selected Financial Data
         -----------------------

    Following is a table of selected financial data of the Company for the last five years:

                                                                              Year ended December 31,
                                                                              ------------------------
                                                                 2002        2001        2000        1999       1998
                                                              ---------   ---------   -------     -------    -------
                                                                      (in thousands, except per share amounts)

        Income statement data:
           Revenues....................................          $ 3,680      $ 8,983    $ 4,363    $ 6,332    $ 5,639
           Income before income taxes..................            1,485        3,197      1,722      3,183      2,859
           Net income..................................              906        1,839      1,722      3,839      2,829
           Net income per share:
             Basic.......................................            .25          .52        .50       1.09        .78
             Diluted.....................................            .24          .48        .46       1.00        .70
        Average shares used in computing basic net
           income per share............................            3,559        3,520      3,445      3,508      3,640
        Average shares and equivalents used in
           computing diluted net income per share......            3,771        3,813      3,776      3,852      4,039
        Balance sheet data (at end of period):
           Total assets................................          $28,893      $29,128    $26,636    $25,140    $23,918
           Subordinated debentures, unmatured..........               --           --         --         --        719
           Stockholders' equity........................           27,321       27,683     25,956     24,159     21,758
           Stockholders' equity per share
             (diluted)(1)..............................             7.44         7.35       7.03       6.51       5.71


----------

(1) Calculation of diluted stockholders' equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

Forward-Looking Statements
--------------------------

           The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals and prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

Results of Operations for the Three Years Ended December 31, 2002

         During the years ended December 31, 2002, 2001 and 2000, the Company realized net income of $906,000, $1,839,000 and $1,722,000, respectively. Results for the years 2002, 2001 and 2000 included gains from sales of lots within Meadow Pointe of $950,000, $740,000 and $1,611,000, respectively. Gains from Meadow Pointe property sales in 2001 also included gains, before income taxes, of $2,438,000 and $5,000, respectively, from the sale in June 2001 of an undeveloped commercial tract and from the sale in May 2001 of a model home. The Company received approximately $10,000,000, net of closing costs, from the sale of the commercial tract.

         The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue, costs and related timing and other factors affecting the project budget, were made during each of the years 2002, 2001 and 2000. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $108,000 in 2002, $1,806,000 in 2001 and $935,000 in 2000. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable. Property sales at Meadow Pointe are dependent upon, among other factors, the strength of the general economy in the Tampa area, mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold 195 developed lots at Meadow Pointe in 2002, 447 lots in 2001 and 353 lots in 2000. The decreased sales activity in 2002 reflects (1) a significant decline in lots available for sale as the project nears completion and (2) delays in permitting and lot construction. As of December 31, 2002, there remained to be sold at Meadow Pointe, based on current estimates, approximately 247 residential lots, land currently planned for 675 multifamily residential units and three commercial tracts aggregating 30 gross acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty the future sales activity at Meadow Pointe.

         Real estate rental income in each of 2002, 2001 and 2000 included $1,815,000 of rental income from the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). The rental of model homes at Meadow Pointe accounted for $9,000 of real estate leasing income in 2000. Depreciation and amortization expense during each of these three years was entirely attributable to the Tempe property.

         Interest and dividend income from investments in 2001 increased from 2000 due to an increase in the amount of funds available for investment and decreased in 2002 as a result of declining interest rates. Interest income from mortgage loans is derived from the Company's participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note F of Notes to Consolidated Financial Statements).

         Real estate operating expense of $115,000 and $83,000 in 2001 and 2000 respectively, was higher than the $15,000 of such expense in 2002, principally due to legal expenses related to the Company's disposition of its partnership interest in a limited liability company ("LLC"). The Company sold its interest in the LLC in September 2001.

         General and administrative expenses charged against income were $214,000 greater in 2002 than in 2001 and $86,000 greater in 2001 than in 2000. The higher expenses in 2002 were primarily due to increases in the cost of employee health benefits and professional services. Expenses in 2001 were increased from 2000 principally by increases in compensation for executive officers.

         The Company provided for income taxes of $579,000 and $1,358,000 in 2002 and 2001, respectively. No such provisions were made in 2000 because of benefits realized from deferred tax assets which had been fully reserved in prior periods.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2002, the Company held $14,570,000 in cash, cash equivalents and marketable securities as compared to $1,572,000 for all short-term and long-term liabilities. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note L of Notes to Consolidated Financial Statements).

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

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

         The Company holds certain cash equivalents and marketable securities for non-trading purposes which are sensitive to changes in market value. The Company does not believe that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its consolidated financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

Critical Accounting Policies
----------------------------

           The Company's critical accounting policies are as follows:

- Real estate sales and related profit from land sales within the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility of the consideration is probable and other criteria for sale and profit recognition are satisfied in accordance with accounting principles generally accepted in the United States governing profit recognition for real estate sales transactions. The related costs of sales are calculated based on specific identification or relative sales value. Periodic changes in estimates to the project budget are made on a cumulative basis and are reflected as reductions in or additions to revenue and cost of sales.

                  Changes in estimates arise due to the following:

                  o     the expected sales value of specific lots changes;
                  o the number of available lots changes due to changes in the use of the land;
                  o the timing of sales changes; this impacts the amount of community development district ("CDD") bond and general fund assessments paid by the Company. Assessments on CDD bonds with 20 year maturities and general fund assessments are transferred to the buyers upon sale of lots within each parcel of land;
                  o changes in real estate property tax payments, development management fees and other related costs.

                  It is the Company's policy to review and update its projections on the project on a regular basis. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

         - Real estate inventory held for current sale and land held for future development are stated at cost. Real estate rental property is stated at cost less accumulated depreciation.

         - Impairment of real estate is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future economic and market conditions and the availability of capital to fund development and construction activities.

          - To the extent that impairment has occurred, the excess of the carrying amount of a property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2002, the Company's management believed that there was no impairment of the carrying value of the real estate inventory held for current sale and land held for future development and real estate rental property.


          - Deferred tax assets and liabilities are reflected at amounts at which realization of such amounts is more likely than not. Due to the uncertainty related to future profitability of the Company, realization of certain deferred tax assets may be uncertain.

                  However, based on recent historical financial results and the expectation of positive financial results in future years, management believes that the deferred tax assets at December 31, 2002 will be realizable and the carrying amount of the deferred tax liabilities are appropriately stated.



           - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company follows the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB 25 ("FIN 44").
                  FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying APB 25;
                  (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination.


Recent Accounting Pronouncements
--------------------------------

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and earnings per share. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value based method of accounting for stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company intends to comply with the disclosure requirements of SFAS No. 148 and will continue to account for stock based compensation in accordance with APB No. 25.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements and Schedules Covered by Report of
Independent Auditors


                                                                                                 Page
                                                                                                 ----


Report of independent auditors..................................................................15-16

Consolidated balance sheets at December 31, 2002 and 2001 .........................................17

Consolidated statements of income for the years ended December 31,
2002, 2001 and 2000................................................................................18

Consolidated statements of stockholders' equity for the years ended
December 31, 2002, 2001 and 2000 ..................................................................19

Consolidated statements of cash flows for the years ended December 31,
2002, 2001 and 2000 ...............................................................................20

Notes to consolidated financial statements .....................................................21-37

Schedule III - Real estate and accumulated depreciation at
December 31, 2002..................................................................................38

Schedule IV - Mortgage loans on real estate at December 31, 2002...................................39


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors of BF Enterprises, Inc.:


We have audited the accompanying consolidated balance sheet of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statment schedules when considered in relation to the basic financial statement taken as a whole, present fairly in all material respects the information set forth therein.




                                                           ERNST & YOUNG LLP


San Francisco, California
March 11, 2003

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the BF Enterprises, Inc. filing on Form 10-KSB for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of Form 10-KSB.


                        REPORT OF INDEPENDENT ACCOUNTANTS




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


ARTHUR ANDERSEN LLP



San Francisco, California
February 18, 2002
(except with respect to the matter
discussed in Note N, as to which
the date is March 7, 2002)

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          At December 31, 2002 and 2001
                                 (in thousands)


                                                                   2002                2001
                                                                   ----                ----


ASSETS:
  Cash and cash equivalents                                       $ 11,214          $ 14,890
  Marketable securities available for sale,
     at market value                                                 3,356             2,736
  Mortgage loans receivable                                          3,366                --
  Other receivables                                                    240               193
  Real estate rental property, net of
    accumulated depreciation                                         2,063             2,114
  Real estate inventory held for current sale
   and land held for future development                              7,851             8,431
  Lease contract receivable                                            354               492
  Other assets                                                         449               272
                                                                  --------          --------

TOTAL ASSETS                                                       $28,893           $29,128
                                                                   =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Payables and accrued liabilities                                $    544          $    711
  Deferred income taxes                                              1,028               734
                                                                   -------          --------
  Total liabilities                                                  1,572           $ 1,445
                                                                   -------           -------


 Stockholders' Equity:
    Common stock, $.10 par value
    Authorized -- 10,000,000 shares
    Issued  --
      3,528,039 and 3,624,639 shares outstanding                       353               362
    Capital surplus                                                 14,180            15,010
    Retained earnings                                               13,682            12,776
    Other accumulated comprehensive income                              16               445
    Notes receivable from employees                                   (910)             (910)
                                                                   -------           -------

  Total Stockholders' Equity                                        27,321            27,683
                                                                    ------            ------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                              $28,893           $29,128
                                                                   =======           =======



                                       The accompanying notes are an integral
                                       part of these consolidated statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000
                    (in thousands, except per share amounts)



                                                                            2002      2001     2000
                                                                            ----      ----     ----

Revenues:
  Real estate sales                                                       $1,399     $6,768    $2,171
  Real estate rental income                                                1,815      1,815     1,824
  Interest and dividends from marketable securities                          252        350       278
  Interest from mortgage loans                                               173        --        --
  Other                                                                       41         50        90
                                                                         -------    -------    ------
                                                                           3,680      8,983     4,363
Costs and Expenses:
  Cost of real estate sold                                                   449      3,585       560
  Real estate operating                                                       15        115        83
  Depreciation and amortization                                               96         96        96
  General and administrative                                               2,204      1,990     1,904
                                                                           -----      -----     -----
                                                                           2,764      5,786     2,643
Income before gains from sales
  of securities and income taxes                                             916      3,197     1,720

Gains from sales of securities                                               569         --         2
                                                                          ------   --------   -------
Income before income taxes                                                 1,485      3,197     1,722

Provision for income taxes                                                   579      1,358        --
                                                                         -------      -----    ------
Net income                                                               $   906     $1,839    $1,722
                                                                         =======     ======    ======
Net income per share:
   Basic                                                                 $   .25     $  .52    $  .50
                                                                         =======     ======    ======
   Diluted                                                               $   .24     $  .48    $  .46
                                                                         =======     ======    ======

Average shares used in computing basic
 net income per share                                                      3,559      3,520     3,445
Average shares and equivalents used in
 computing diluted net income per share                                    3,771      3,813     3,776



                                       The accompanying notes are an integral
                                        part of these consolidated statements.

                                    BF ENTERPRISES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                           For the years ended December 31, 2002, 2001 and 2000
                                                   (in thousands)

                                                                     2002             2001              2000
                                                                     ----             ----              ----


Common Stock - Shares

 Beginning of period                                               3,625             3,435             3,451
 Purchases of common stock                                           (97)              (22)              (16)
 Exercise of stock options                                            --               212                --
                                                                   -----             -----             -----
 End of period                                                     3,528             3,625             3,435
                                                                   =====             =====             =====

Common Stock - Par Value

  Beginning of period                                              $ 362             $ 343            $  345
  Purchases of common stock                                           (9)               (2)               (2)
  Exercise of stock options                                           --                21                --
                                                                   -----             -----            ------
  End of period                                                    $ 353             $ 362            $  343
                                                                   =====             =====            ======

Capital Surplus:

  Balance at beginning of period                                $ 15,010           $14,256           $14,376
  Purchases of common stock - excess over par value                 (827)             (190)             (120)
  Exercise of stock options - excess over par value                   --               509                --
  Benefit for income taxes from exercise of stock options             --               435                --
  Other                                                               (3)               --                --
                                                                  ------            ------            ------
  Balance at end of period                                       $14,180           $15,010           $14,256
                                                                 =======           =======           =======

Retained Earnings:

  Balance at beginning of period                                 $12,776           $10,937           $ 9,215
  Net income                                                         906             1,839             1,722
                                                                  ------            ------            ------
  Balance at end of period                                       $13,682           $12,776           $10,937
                                                                 =======           =======           =======

Accumulated other comprehensive income:
  Balance at beginning of period                                 $   445           $   420           $   223
  Unrealized gains (losses) from marketable equity
    securities, net of income taxes                                  (89)               25               197
   Less: reclassification adjustment for gains from sales
      of securities included in net income                          (340)               --                --
                                                                  ------           -------          --------
  Balance at end of period                                       $    16           $   445          $    420
                                                                  ======           =======          ========

Notes receivable from employees:
 Balance at beginning of period                                 $   (910)          $    --           $    --
 Notes issued                                                         --              (889)               --
 Interest on notes                                                   (44)              (21)               --
 Interest payments                                                    44                --                --
                                                                 -------          --------           -------

 Balance at end of period                                        $  (910)           $ (910)          $    --
                                                                 ========           =======         ========

Accumulated comprehensive income:
  Balance at beginning of period                                 $13,221           $11,357           $ 9,438
                                                                 -------           -------           -------
  Net income                                                         906           $ 1,839             1,722
  Unrealized gains (losses) from marketable
    equity securities, net of income taxes                           (89)               25               197
   Less: reclassification adjustment for gains from sales
     of securities, net of income taxes                             (340)               --                --
                                                                 -------           -------           -------
  Comprehensive income for period                                    477             1,864             1,919
                                                                 -------           -------           -------
  Balance at end of period                                       $13,698           $13,221           $11,357
                                                                 =======           =======           =======

                     The accompanying notes are an integral
                     part of these consolidated statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                     2002             2001              2000
                                                                     ----             ----              ----


Cash flows from operating activities:
  Net income                                                    $    906           $ 1,839          $  1,722
Adjustments to reconcile net income to
 net cash used by operating activities:
    Gains from sales of securities                                  (569)               --                (2)
    Gains from sales of real estate                                 (950)           (3,183)           (1,611)
    Gain from sale of investment in partnership                       --               (15)               --
    Tax benefit from exercise of stock options                        --               435                --
    Provision for deferred income taxes                              561               631                --
    Net cash proceeds from sales of real estate                    1,140             7,815             2,152
    Real estate development costs                                 (1,280)           (2,878)           (1,765)
    Reimbursement of real estate
        development costs                                          1,615             6,591             1,415
    Changes in certain assets and liabilities:
        Decrease (increase) in receivables                           (47)               42               (33)
        Decrease in lease contract receivable                        138               121                39
        Increase (decrease) in payables
         and accrued liabilities                                    (119)              149              (111)
        Other net                                                    (74)              184                81
                                                                  -------          -------            ------
      Adjustments to net income                                      415             9,892               165
                                                                  ------            ------            ------
        Net cash provided by operating activities                  1,321            11,731             1,887
                                                                  ------            ------             -----

Cash flows from investing activities:
  Proceeds from sales of marketable securities                     1,358                --                 8
  Purchases of marketable securities                              (2,988)           (1,127)             (301)
  Principal payments on marketable debt securities                   883                --                --
  Sale of mortgage loan                                              150                --                --
  Principal payments on mortgage loans                               321                --                --
  Additions to mortgage loans receivable                          (3,837)               --                --
  Issuance of notes receivable by employees                           --              (380)               --
  Proceeds from sale of investment in partnership                     --               901                --
  Investment in partnership, net                                      --                26              (829)
                                                                  ------            ------             -----
        Net cash used by investing activities                     (4,113)             (580)           (1,122)
                                                                  -------           -------           ------

Cash flows from financing activities:
  Reductions in subordinated debentures                              (48)             (118)             (190)
  Purchases of the Company's common stock                           (836)             (192)             (122)
  Proceeds from exercise of stock options                             --                21                --
                                                                  ------             -----             -----
        Net cash used by financing activities                       (884)             (289)             (312)
                                                                  ------             -----             -----

Net increase (decrease) in cash and cash equivalents              (3,676)           10,862               453
Cash and cash equivalents at beginning of period                  14,890             4,028             3,575
                                                                  ------           -------            ------
Cash and cash equivalents at end of period                       $11,214           $14,890           $ 4,028
                                                                 =======           =======           =======
Supplemental disclosures of cash flow
  information:
     Income taxes:
     Cash paid during the year                                    $   89            $  292            $   54
     Cash received during the year from refunds                      (30)               --                --
                                                                  ------            ------            ------
                                                                  $   59            $  292            $   54
                                                                  ======            ======            ======
Supplemental disclosure of noncash financing activities:
 Issuance of notes receivable by employees                            --               509                --


                                       The accompanying notes are an integral
                                       part of these consolidated statements.

                         BF ENTERPRISES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2002, 2001 and 2000


Note A - Business

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business, including the final stages of the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing of a 228,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

Except for the lease of the 228,000 square foot Tempe commercial building to one tenant, the Company's business is not dependent upon a single customer or a limited number of customers.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2002, 2001 and 2000. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

Investments in Marketable Securities Available For Sale

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, which are classified as "available-for-sale" in the accompanying consolidated balance sheets, are carried at a fair value, with the unrealized gains and losses reported in a separate component of consolidated stockholders' equity as other comprehensive income. Realized gains and losses on available-for-sale securities are included in consolidated income. The cost of securities sold is based on the specific identification method.

                BF ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the years ended December 31, 2002, 2001 and 2000


Mortgage Loans Receivable

Mortgage loans receivable represent participating interests in loans acquired through a private real estate investment firm (see Note F of Notes to Consolidated Financial Statements). All of the loans are secured by First Deeds of Trust in real property and are carried at unpaid principal balances. The Company monitors the recovery of its loans and notes receivable through on-going contact with the program sponsor and its borrowers, to insure timely receipt of interest and principal payments. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable are evaluated periodically for impairment. If it becomes evident that the borrower is unable to meet its debt service obligations and cannot satisfy its payments using sources other than sales or operations of the property securing the loan, such loan will be considered impaired. Interest income on impaired loans will cease to accrue and the recorded amount will be reduced to the fair value of the collateral securing it.

Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development includes land, land development and carrying costs, including real estate taxes and assessments, management fees and other costs incurred in accordance with an agreement with the Meadow Pointe project development manager. Costs are allocated to individual lots based on the specific identification or relative value method. Real estate inventory held for current sale and land held for future development is carried at the lower of cost or net realizable value. Impairment is recognized when estimated expected future cash flows
(undiscounted and without interest charges) are less than the carrying amount of the project. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales values and profits of the Company's inventory of land held for current sale and future development could be materially different than current expectations. To the extent that an impairment has occurred, the excess of the carrying amount of such property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2002, the Company's management believed that there was no impairment of the carrying value of the real estate.

Real Estate Rental Property

Real estate rental property is stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered from estimated future undiscounted cash flows, in which case, the carrying value of the property is reduced to estimated fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's property could be materially different than current expectations. No impairment write-downs have been required.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended December 31, 2002, 2001 and 2000



Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

                  Building and Improvements          40 years
                  Furniture and Equipment            5 to 10 years


Revenues

Real estate sales revenue and related profit from land sales of the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility of the consideration is probable, and other criteria for sale and profit recognition are satisfied in accordance with accounting principles generally accepted in the United States governing profit recognition for real estate transactions. A portion of sales proceeds are used to reimburse the Company for certain project costs incurred in accordance with an agreement with the development manager. These reimbursements are not reflected as revenue in the consolidated statements of income.

It is the Company's policy to review and update its project projections on a regular basis and make changes in estimates to the expected sales revenue of the remaining parcels in the project, changes in use of the land available in the project, the related timing of sales, and adjustments to costs and other factors. Periodic adjustments to sales revenue and profit are made to reflect these changes in estimates. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $108,000 in 2002, $1,806,000 in 2001, and $935,000 in 2000. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

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

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25 (ABP 25), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company follows the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an Interpretation of APB 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying APB 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and tax credit carryforwards, to the extent that realization of such benefits is more likely than not.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123."

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended December 31, 2002, 2001 and 2000


This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and earnings per share. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15. 2002. The Company currently uses the intrinsic value based method of accounting for stock compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company intends to comply with the disclosure requirements of SFAS No. 148 and will continue to account for stock based compensation in accordance with APB No. 25.

Note C - Business Segments

The Company currently is engaged in only one business segment. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note D - Earnings Per Share

Basic earnings per share is computed as earnings divided by the weighted average number of shares outstanding during the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share gives effect to such dilutive securities using the

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 2002, 2001 and 2000


treasury stock method. Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                             2002             2001          2000
                                                             ----             ----          ----


Net income                                                  $ 906           $1,839        $1,722
                                                            =====           ======        ======
Weighted average number of shares outstanding:

Common stock                                                3,559            3,520         3,445

Common stock equivalents -
 stock options                                                212              293           331
                                                            -----            -----         -----
                                                            3,771            3,813         3,776
                                                            =====            =====         =====
Net income per share:

Basic - based on weighted average
number of shares of common stock
outstanding                                                 $ .25            $ .52         $ .50
                                                            =====            =====         =====
Diluted - based on weighted average
number of shares of common stock and common
stock equivalents outstanding                               $ .24            $ .48          $.46
                                                            =====            =====          ====

                           BF ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the years ended December 31, 2002, 2001 and 2000


Note E - Marketable Securities Available for Sale

The amortized cost and fair values of marketable securities available for sale as of December 31, 2002 and 2001 were as follows (in thousands):



                                       2002                                  2001
                                       ----                                  ----
                                       Gross                                 Gross
                      Amortized     Unrealized     Fair      Amortized     Unrealized   Fair
                         Cost          Gains       Value        Cost         Gains      Value
                         ----          -----       -----        ----         -----      -----


Common Stock               $ 342     $   26       $ 368         $1,131       $ 722     $ 1,853

Treasury Bills             2,988         --       2,988             --          --          --

Bond                         --          --          --            883          --         883
                          ------     ------      ------        -------       -----       -----

                          $3,330     $   26     $ 3,356        $ 2,014       $ 722     $ 2,736
                          ======     ======     =======        =======       =====     =======


Proceeds from sales of securities available for sale were $1,358,000 in 2002 and $8,000 in 2000. There were no such sales in 2001. Gains of $569,000 and $2,000 were realized on securities sales in 2002 and 2000, respectively.

The Treasury Bills available for sale mature in 2003.

Note F - Mortgage Loans Receivable

In March 2002, the Board of Directors authorized and approved the participation of the Company in certain mortgage loans with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company agreed to purchase during the year ended December 31, 2002, participating interests of $150,000 in each of nine mortgage loans, $200,000 in each of five loans, $250,000 in each of three loans, $350,000 in each of two loans, and $500,000 in one other. At December 31, 2002, the Company had advanced funds aggregating $3,837,000 under the terms of these loan agreements, and received $321,000 in principal payments. In July 2002, the Company's participation in one of the mortgage loans was sold at par in the amount of $150,000. The loans are for terms of two to three years with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.5% per annum, and are secured by First Deeds of Trust in real property. The average effective return recorded in 2002 from mortgage loans was approximately 13% of the net carrying value of the loans. The Company may purchase more participating mortgage loans in the future.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000



Note G - Real Estate Rental Property

Real estate rental property consists of an office building on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a new 10-year net lease with Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2002, contractual rental amounts from the lease with Bank One are projected as $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 for the two months ending
February 28, 2005.

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

Real estate rental property for the years ended December 31, 2002 and 2001 was as follows (in thousands):

                                   Accumulated
                         Cost      Depreciation        Net
                         ----      ------------        ---


           2002         $4,470       $2,407          $2,063
                        ======       ======          ======

           2001         $4,470       $2,356          $2,114
                        ======       ======          ======


Note H - Real Estate Inventory Held for Current Sale and
                Land Held for Future Development

At December 31, 2002, real estate inventory held for current sale and land held for future development consisted primarily of approximately 106 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $7,851,000 at December 31, 2002 and $8,431,000 at December 31, 2001. The
Company believes that the current fair value of these assets is greater than their carrying value.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $20 million was outstanding at December 31, 2002. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the aggregate $79.6 million of capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 2002, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $7 million. These bonds are not reflected on the Company's Consolidated Balance Sheets. Bond assessments will be paid by the Company if, as and when required.

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

In March 2002, the Company and Devco II Corporation, a Florida corporation and the development manager of Meadow Pointe ("Devco"), amended the Development and Management Agreement dated March 1, 1991 pertaining to the payment of development and management fees at Meadow Pointe (the "Amendment"). Under the terms of this Amendment, Devco is entitled to a fee equal to five percent of the sales prices as shown on the settlement statements upon closing of all remaining land parcels at Meadow Pointe subsequent to January 1, 2002. In addition, Devco will be eligible to receive up to $300,000 in bonus payments if sales of certain parcels are sold no later than December 31, 2004. Effective January 1, 2002, Devco is not entitled to receive any additional fee or expense reimbursements from the Company or from either of the two Meadow Pointe community development districts. In 2002, Devco received $378,000 from the Company under this arrangement and, based on current sales projections and the expectation that the entire $300,000 bonus is achieved, the Company will pay to Devco an aggregate of $1,000,000 in 2003 and 2004.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


Note I - Income Taxes

The Company's provision for income taxes for the years ended December 31, 2002 and 2001, consisted of (in thousands):


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                    2002              2001
                                                                    ----              ----

Current:

  Federal income taxes                                            $    (3)       $   358

  Federal alternative minimum taxes                                     38            90

  State income taxes                                                   (17)          279

Deferred federal and state income taxes                                561           631
                                                                  --------      --------
                                                                  $    579       $ 1,358
                                                                  ========       =======


The Company did not include a provision for income taxes in the consolidated statement of income for the year ended December 31, 2000 because it realized the benefits of $636,000 of deferred tax assets, which had been previously fully reserved.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000

As of December 31, 2002 and 2001, the Company had recorded the following net deferred tax liabilities and assets:


                                                                   Tax Effect (in thousands)
                                                                   -------------------------
                                                        December 31, 2002          December 31, 2001
                                                        -----------------          -----------------

Deferred tax  assets:

    Net operating loss carryforwards                           $ 1,117                   $ 1,890

    Federal Alternative Minimum Tax credits                        302                       263

Deferred tax liabilities:

    Land basis                                                  (2,201)                   (2,376)

    Unrealized securities gains                                    (10)                     (277)

    Effect of accelerated depreciation                            (248)                     (237)

    Other                                                           12                         3
                                                              --------                 ---------

Net deferred tax liabilities                                 $  (1,028)                 $   (734)
                                                             ==========                 =========



Following is reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 2002, 2001 and 2000:


                                                                        Year Ended December 31,
                                                                        -----------------------

                                                                     2002          2001           2000
                                                                     ----          ----           ----

Expected federal statutory income tax rate                           34.0%         34.0%          34.0%

State income taxes, net of federal tax benefit                        5.9           4.5            3.9

Adjustment to valuation of state net operating
 loss carryforwards                                                  (1.9)          4.6             --

Utilization of deferred tax assets                                     --            --          (37.9)

Other                                                                 1.0          (0.6)            --
                                                                    -----         -----          -----
Effective tax rate                                                   39.0%         42.5%           0.0%
                                                                    =====         =====          =====

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


At December 31, 2002, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $3,200,000 which will expire as follows (in thousands):


                    2008                       $ 900

                    2009                         100

                    2010                         800

                    2013                       1,400
                                               -----
                                              $3,200
                                              ======



Note J - Subordinated Debentures

In connection with a corporate reorganization in June 1987, pursuant to which the Company took transfer of certain businesses, the Company also assumed related liabilities, including the obligations with respect to five series of subordinated debentures. All five series of subordinated debentures have matured and, at December 31, 2002, have been redeemed. At December 31, 2001, $48,000 of these debentures had not been redeemed and were included in payables and accrued liabilities in the accompanying consolidated financial statements.

Note K - Commitments and Contingencies

Rental Commitments

Rental expense, primarily for office premises, amounted to $110,000, $98,000 and $79,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's projected minimum rental commitments under two office leases, one in San Francisco, California which, as amended, commenced on February 1, 1999 and expires on January 31, 2004 and another in Palm Beach, Florida, which commenced February 1, 2002 and expires on February 28, 2007, are:


                     2003                     105,000

                     2004                      39,000

                     2005                      33,000

                     2006                      33,000

                     2007                       6,000
                                               ------
                                             $216,000
                                             ========


                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000

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

Note L - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. In 2002, 2001 and 2000, the Company purchased an aggregate of the following number of shares of its common stock: 96,600 shares for $836,000 in 2002, of which 60,000 shares were purchased from an officer and director of the Company for $525,000; 22,200 shares for $192,000 in 2001; and 15,760 shares for $122,000 in 2000.

In 2001, five of the Company's employees exercised options for the purchase of 212,000 shares of the Company's common stock. The Company received proceeds from the exercises of the options of (1) $21,000 cash and (2) notes for $889,000, which included $380,000 for withholding taxes resulting from the option exercises. Interest of $21,000 was accrued on the notes as of December 31, 2002. All notes are full-recourse and are secured by the shares issued in connection with the option exercises. Interest rates range from 4.59% to 5.12% per annum and are equal to the Applicable Federal Rates in effect at the time the notes were issued. Interest on the notes is due annually on the anniversary date of

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


each note and principal of the notes and accrued but unpaid interest is due on the earlier of (1) the fifth anniversary of the issuance of each note or (2) the sale of the shares purchased in connection with the exercise of options. No options were exercised in 2002 or 2000.

Note M - Stock Plans

The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company's 1994 Stock Option Plan for Outside Directors (the "1994 Director Plan"), provides for the grant of stock options to those of its directors who are not employed by the Company (the "Outside Directors").

The 1997 Plan and the 1993 Employee Plan are administered by the Board of Directors or a committee (the "Committee"), composed of not less than two directors who are disinterested persons. The Committee selects participants in the 1997 Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights.

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

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May of each of the years 1995 through 2002. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company's common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


annual meeting of stockholders in May of each of the years 1998 through 2002. All options granted pursuant to the 1994 Director Plan have a per share exercise price equal to the fair market value of the Company's common stock on the grant date.

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123 (see Stock-Based Compensation in Note B of Notes to the Consolidated Financial Statements), the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of December 31, 2002, 2001, and 2000 (in thousands, except per share amounts):


                                                                2002       2001      2000
                                                                ----       ----      ----

 Net income:       As reported                               $   906    $ 1,839    $ 1,722
                   SFAS 123 adjustment                           (12)       (22)       (14)
                                                             -------    -------    -------
                   Pro forma                                 $   894   $  1,817    $ 1,708
                                                             =========  ========   =======

 Diluted income
  per share:       As reported                               $    .24   $    .48   $   .46
                   SFAS 123 adjustment                            .00        .00      (.01)
                                                             --------    -------   -------
                   Pro forma                                 $    .24   $    .48   $   .45
                                                            =========   ========   =======


As of December 31, 2002 and March 14, 2003, 357,500 shares and 322,500 shares (unaudited), respectively, were available for future grant under the 1997 Plan. As of December 31, 2002 and March 14, 2003, 43,000 shares were available for future grant under the 1994 Director Plan. As of December 31, 2002 and
March 14, 2003 (unaudited), 634,500 and 669,500 (unaudited), respectively, of the stock options granted under these plans were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vested at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

                        BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:


                                                    2002             2001             2000
                                                    ----             ----             ----


    Risk free interest rate                          1.7%             3.6%             5.0%

    Expected dividend yield                          none             none             none

    Expected life of options                        3 years          3 years         4 years

    Expected volatility                              15.1%            36.9%           29.5%


Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.20 in 2002, $2.47 in 2001 and $2.35 in 2000.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000

A summary of the status of the Company's stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table below:


                                      2002                     2001                        2000
                                      ----                     ----                        ----

                                          Weighted -                Weighted -                    Weighted-
                                          --------                  --------                      --------
                                          Average                    Average                       Average
                                          --------                   -------                       -------
                           Options        Exercise       Options     Exercise       Options       Exercise
                           -------        --------       -------     --------       -------        -------
                                           Price                      Price                         Price
                                           -----                      -----                         -----



Outstanding at
Beginning Of Year           624,500         $ 5.70      833,000         $ 4.88       827,000         $ 4.86

Granted                      10,000           9.39        9,000           8.43         6,000           7.50

Exercised                        --             --     (212,000)          2.50            --             --

Expired                          --             --       (5,500)          7.25            --             --
                             ------                     -------                       ------

Outstanding at End of
Year                        634,500           5.77      624,500           5.70       833,000           4.88
                            =======                     =======                      =======

Exercisable at End of
Year                        634,500           5.77      624,500           5.70       833,000           4.88
                            =======                     =======                      =======


The following table summarizes information about stock options outstanding at December 31, 2002:


                         Options Outstanding and Exercisable
                         -----------------------------------



                          Number             Weighted -          Weighted -
                      Outstanding and         Average             Average
  Range of            Exercisable at         Remaining           Exercise
Exercise Prices          12/31/02         Contractual Life         Price
---------------          --------         ----------------         -----

$2.88                      176,000           0.87 years            $2.88

$3.87 to $4.75              94,000           2.80 years             4.66

$5.87 to $6.25             103,000           3.86 years             6.23

$7.25 to $9.65             261,500           6.04 years             7.93
                           -------
                           634,500
                           =======



             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                                December 31, 2002
                             (Thousands of dollars)



                                                    Gross Amount at Which
                    Initial Cost to Company       Carried at Close of Period                                        Life on Which
                    -----------------------       --------------------------                                        Depreciation
                                                                                                                    in Latest
                                 Buildings               Buildings                                                  Statements
                                   and                     and                 Accumulated     Date of     Date     of Operations
   Description        Land     Improvements    Land    Improvements    Total   Depreciation  Construction Acquired  is Computed
   -----------        ----     ------------    ----    ------------    -----   ------------  ------------ --------- -----------


Office Building -
Tempe, Arizona       $ 736       $ 3,734      $ 736      $ 3,734      $ 4,470     $ 2,407       1977       1977       40 Years
                     =====       =======      =====      =======      =======     =======


Notes:

(1) For Federal income tax purposes at December 31, 2002, real estate was carried at a cost of $1,412,000.

(2) Reconciliation of "Real Estate and Accumulated Depreciation":


                                                             Year Ended December 31,
                                  ---------------------------------------------------------------------------

                                  2002                               2001                               2000
                                 -----                              -----                               ----


                                        Accumulated                         Accumulated                       Accmulated
                    Investment Amount   Depreciation    Investment Amount   Depreciation  Investment Amount   Depreciation
                    -----------------   ------------    -----------------   ------------  -----------------   ------------

Balance at
beginning of
year                   $ 4,470            $ 2,356            $ 4,470          $ 2,305          $ 4,470           $ 2,254

Additions:
Depreciation
charged to
costs & expenses
                                               51                                  51                                 51
                       -------             ------             -------          ------           -------           ------

Balance at end
of year                $ 4,470            $ 2,407             $ 4,470         $ 2,356           $ 4,470          $ 2,305
                       =======            =======             =======         =======           =======          =======


                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 2002
                                ($ in thousands)

                                                        Final          Face                            Balloon
                                      Interest         Maturity       Amount            Carrying       Payment
Conventional First Mortgage Loans:    Rate (%)(10)       Date         (1)(2)             Amount      at Maturity
----------------------------------    -----------        ----         ------             ------      -----------

Land and land development:
 Grand Prairie, Texas                     12            04/05              $250           $221           $221
 Johnson County, Texas                    12            05/05               350            237            237
 Kaufman County, Texas                    15            11/04               150            116            116
 Fairview, Texas                          15            05/04               350  (4)       350            350
 Pelican Bay, Texas                       14            12/04               150            145            145
 Grayson County, Texas                    14            12/04               150            143            143
 Fate, Texas                              12            07/04               500            500            500
 Wylie, Texas                             15            07/04               250            250            250
 Fort Worth, Texas                        15            10/04               150  (5)       150            150
 Fort Worth, Texas                        12            10/05               150  (5)       150            150
 Grand Prairie, Texas                   12-1/2          11/05               200             34             34
 Frisco, Texas                            14            11/04               200  (5)       200            200
 Balch Springs, Texas                   12-1/2          01/05               200            120            120
 Allen, Texas                             14            12/04               200  (6)       200            200
Manufacturing facility and land:
 Nacona, Texas and
 Cooke County, Texas                    13-1/2          07/04               150  (7)       150            150
Warehouse:
 Dallas County, Texas                   10-1/4          04/04               250  (8)       250            250
Shopping Center:
 Arlington, Texas                         15            06/04               150  (9)       150            150
                                                                            ---            ---            ---
                                                                         $3,800         $3,366         $3,366
                                                                         ======         ======         ======

(1) Face amount represents the Company's participating interest in loans acquired through a real estate investment sponsor.
(2)  Interest only until maturity.
(3) Loans that contain prepayment and late penalties entitle the Company to a pro rata portion of fifty percent (50%) of any such penalties. The remaining fifty percent (50%) of such penalties insures to the sponsor.
(4) Prepayment penalty of 1% of principal balance if prepayment is made prior to May 1, 2003.
(5) Prepayment penalty of 1% of principal balance if prepayment is made prior to April 1, 2003.
(6) Prepayment penalty of ten thousand dollars if prepayment is made prior to June 1, 2003.
(7) Prepayment penalty of 1% of principal balance if prepayment is made prior to February 1, 2003.
(8) Prepayment penalty of seven thousand five hundred dollars if prepayment is made prior to April 1, 2003.
(9) Prepayment penalty of 1% of principal balance if prepayment is made prior to June 1, 2003.
(10) An administrative fee of one-half percent is deducted from the indicated interest rate by a real estate investment sponsor.
(11) None of the mortgages is encumbered by liens in priority to the Company's Deeds of Trust.
(12) None of the principal amounts of the mortgages is subject to delinquent principal or interest.
(13) Balance at beginning of period

           Additions during the period:
             New mortgage loans                    $  3,837
           Deductions during the period:
             Collections of principal                  (321)
             Sale of a mortgage loan                   (150)
                                                  ----------
                                                   $  3,366
                                                   ========

(13) At December 31, 2002, mortgage loans on real estate were carried at an amount of $3,366 for Federal income tax purposes.

                                   PART III


Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure.
           --------------------

             None.

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

       The information required by Item 10 is incorporated by reference from the Company's Proxy Statement, under the caption "Nominees of the Present Board of Directors" and "Executive Officers," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 13, 2003.

Item 11.   Executive Compensation.
           ----------------------

       The information required by Item 11 is incorporated by reference from the Company's Proxy Statement, under the caption "Compensation of Executive Officers," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 13, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           ------------------------------------------------------------------
           Related Stockholder Matters.
           ---------------------------

                      Equity Compensation Plan Information
                      ------------------------------------

       The following table summarizes information about the Company's compensation plans as of December 31, 2002. All outstanding awards relate to the Company's $.10 par value Common Stock. For additional information about the Company's equity compensation plans, see Note M of Notes to Consolidated Financial Statements.



                                                                                             Number of Securities
                                          Number of                                           Remaining Available
                                       Securities to be                                       for Future Issuance
                                          Issued Upon              Weighted-Average               Under Equity
                                          Exercise of              Exercise Price of           Compensation Plans
                                          Outstanding                 Outstanding             Excluding Securities
                                       Options, Warrants           Options, Warrants           reflected in Column
   Plan Category                         and Rights (1)                and Rights                    (a)
   -------------                         --------------                ----------                    ---


Equity Compensation Plans
Approved by Security Holders
                                             0                           0                            0

Equity Compensation Plans Not
Approved by Security Holders:

1993 Long-Term Equity
Incentive Plan                            380,500                      $4.52                          0

1997 Long-Term Equity
Incentive Plan                            197,000                      $7.81                       357,500

1994 Stock Option Plan for
Outside Directors
                                           57,000                      $7.05                        43,000
                                          -------                                                  -------

Total                                     634,500                      $5.76                       400,500
                                          =======                                                  =======



(1) The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company's 1994 Stock Option Plan for Outside Directors provides for the grant of stock options to those of its directors who are not employed by the Company.

     The other information required by Item 12 is incorporated by reference from the Company's Proxy Statement, under the caption "Beneficial Stock Ownership," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 13, 2003.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

     The information required by item 13 is incorporated by reference from the Company's Proxy Statement, under the caption "Certain Relationships and Related Transactions," which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 13, 2003.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             -------------------------------------------------------
             Form 8-K.
             ---------

(a) 1. Financial Statements

       The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 8 of this report:

       Report of independent auditors.

       Consolidated balance sheets at December 31, 2002 and 2001.

       Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.

       Consolidated statements of stockholders' equity for the years ended December 31, 2002, 2001 and 2000.

       Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

       Notes to consolidated financial statements.

       Selected quarterly financial data for the years ended December 31, 2002 and 2001 have not been included in the notes to the financial statements as they were not required.

       Financial Statement Schedules:

       III  - Real estate and accumulated depreciation

       IV - Mortgage loans on real estate

       Schedules I, II, and V have been omitted as they are inapplicable.

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

         *10.10d Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 2000 - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         *10.11a Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 - incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

         *10.11b Amendment to Employment Agreement between the registrant and Paul Woodberry, dated as of January 1, 2000 - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

           10.17a Amendment to Development and Management Agreement dated March 20, 2002 - incorporated by reference to
                           Exhibit 10.17(a) to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

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

           10.19c Second Amendment to Lease, dated as of May 15, 1998, between 100 Bush Corporation, as landlord, and the registrant, as tenant - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

           10.20 Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

          *10.21           1997 Long-Term Incentive Plan of BF Enterprises, Inc.
                           dated as of December 10, 1997 and approved by the Company's stockholders at the Company's 1998 Annual Meeting of Stockholders held on May 27, 1998 - incorporated by reference to the registrant's Annual Report on Form-10KSB for the fiscal year ended December 31, 1998.

          *10.22 Amended BF Enterprises, Inc. 1994 Stock Option Plan for Outside Directors including all amendments through May 27, 1998 - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

           10.23 Amended and Restated Letter of Credit Reimbursement Agreement, dated July 31, 1998, among IBJ Schroder Bank & Trust Company, the registrant and the registrant's wholly-owned subsidiary, Boothe Financial Corporation - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

           10.24 Agreement of General Partnership of Meadow Pointe General Partnership dated October 3, 1999 made by and between Meadow Pointe East, LLC and Devco III, L.L.C.- incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

           10.25 Agreement for Development, Sale and Purchase of Real Property dated October 5, 1999 made by and between Clearwater Bay Associates, Inc. and Meadow Pointe General Partnership - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

           10.26 Management Agreement dated October 3, 1999 made by and among Meadow Pointe General Partnership, Devco III, LLC and Donald A. Buck - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

            10.26a Second Amendment to Agreement of General Partnership of Meadow Pointe General Partnership dated March 23, 2001 between Meadow Pointe East, LLC and Devco III, LLC - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

           10.27 Grid Promissory Note dated October 3, 1999 made by and between Meadow Pointe General Partnership and Meadow Pointe East, LLC - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

           10.27a Amended and Restated Revolving Grid Promissory Note dated March 22, 2001made by and between Meadow Pointe General Partnership and Meadow Pointe East, LLC - incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

            10.30* Term Sheet - Proposed Compensation Program between Trout Creek Development Corporation and Devco II Corporation - incorporated by reference to Exhibit
                           10.30 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

            10.31* Form of Security Agreement used in connection with exercise of stock options - incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

            10.32* Form of Promissory Note Secured by Pledge of Stock used in connection with exercise of stock options - incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

            10.33 Lease Agreement, dated as of January 11, 2002, by and between the registrant and 125 Worth Avenue Limited Partnership - filed herewith.

            10.34 Master Participation Agreement, effective as of March 14, 2002, by and between the registrant and Graham Mortgage Corporation - filed herewith.

               21          Subsidiaries of the registrant.

               99          Certifications.





         * Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b) Reports on Form 8-K

          The registrant did not file any report on Form 8-K during the last quarter of the period covered by this report.

  Item 15.          Controls and Procedures.
                    ------------------------

          Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


  Item 16.          Principal Accountant Fees and Services.
                    ---------------------------------------

          The information required by Item 16 is incorporated by reference from the Company's Proxy Statement, under the caption "Audit Fees," which Proxy Statements will be mailed to stockholders in connection with the Company's annual meeting of stockholders which is scheduled to be held on May 13, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BF ENTERPRISES, INC.
                                  (Registrant)



Date:  March 28, 2003             By:  /s/ S. Douglas Post
                                       --------------------------------
                                       S. Douglas Post,
                                       Chief Financial Officer, Vice
                                       President and Treasurer
                                       (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 2003               By:   /s/ Brian P. Burns
                                          ---------------------------------
                                          Brian P. Burns
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  March 28, 2003               By:   /s/ Paul Woodberry
                                          ---------------------------------
                                          Paul Woodberry
                                          Executive Vice President,
                                          and a Director



Date:  March 28, 2003                By:   /s/ Daniel S. Mason
                                          ---------------------------------
                                          Daniel S. Mason, Director


Date:  March 28, 2003                By:   /s/ Ralph T. McElvenny, Jr.
                                           ---------------------------------
                                           Ralph T. McElvenny, Jr., Director


Date:  March 28, 2003                By:   /s/ Charles E.F. Millard
                                           ---------------------------------
                                           Charles E.F. Millard, Director


Date:  March 28, 2003                By:   /s/ S. Douglas Post
                                           ---------------------------------
                                           S. Douglas Post, Chief Financial
                                           Officer, Vice President and Treasurer
                                           (Principal Financial Officer)

                                 CERTIFICATIONS

I, S. Douglas Post, certify that:

1. I have reviewed this annual report on Form 10-KSB of BF Enterprises, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                         /s/ S. Douglas Post
                                             -------------------
                                             S. Douglas Post
                                             Vice President, Treasurer and
                                             Chief Financial Officer

                                 CERTIFICATIONS


I, Brian P. Burns, certify that:

1. I have reviewed this annual report on Form 10-KSB of BF Enterprises, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                     /s/ Brian P. Burns
                                         ------------------
                                         Brian P. Burns
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer