Form 10QSB
period 2003-03-31
BF ENTERPRISES INC
filed 2003-05-12
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2003:

           3,520,346 shares of Common Stock, $.10 par value per share

                    BF ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----

PART I   FINANCIAL INFORMATION

  Item 1.    Financial Statements

             - Consolidated balance sheets   .............................  3

             - Consolidated statements of income............................4

             - Consolidated statements of stockholders' equity............. 5

             - Consolidated statements of cash flows....................... 6

             - Notes to financial statements.............................   7

  Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................11

  Item 3.    Controls and Procedures.......................................12


PART II  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K .............................14

   The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

   The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay platting of lots and construction of new homes, weakness in the commercial office market in Tempe, Arizona, Bank One not exercising its right to renew the lease covering the Company's Tempe office building, the current term of which expires on February 28, 2005, the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              ---------------------



                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)



                                                                                   March 31,    December 31,
                                                                                     2003          2002
                                                                                     ----          ----

ASSETS:

   Cash and cash equivalents                                                     $  14,186       $ 11,214
   Marketable securities available for sale, at market value                           235          3,356
   Mortgage loans receivable                                                         3,196          3,366
   Other receivables                                                                   182            240
   Real estate rental property, net of accumulated depreciation                      2,050          2,063
   Real estate inventory held for current sale
      and land held for future development                                           8,066          7,851
   Lease contract receivable                                                           354            354
   Other assets                                                                        471            449
                                                                                 ---------       --------
TOTAL ASSETS                                                                     $  28,740       $ 28,893
                                                                                 =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Payables and accrued liabilities                                              $     495       $    544
   Deferred income taxes                                                             1,009          1,028
                                                                                 ---------       --------
   Total liabilities                                                                 1,504          1,572
                                                                                 ---------       --------

   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,520,346 and 3,528,039 shares                                                352            353

     Capital surplus                                                                14,117         14,180
     Retained earnings                                                              13,726         13,682
     Other accumulated comprehensive income (loss)                                     (38)            16
     Notes receivable from employees                                                  (921)          (910)
                                                                                 ---------       --------
    Total stockholders' equity                                                      27,236         27,321
                                                                                 ---------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  28,740       $ 28,893
                                                                                 =========       ========




                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                          ----------
                                                                                       2003            2002
                                                                                       ----            ----

Revenues:

    Real estate sales                                                               $      7        $    539

    Real estate rental income                                                            454             454

    Interest and dividends from marketable securities                                     34              74

    Interest from mortgage loans                                                         106               1

    Other                                                                                 11              11
                                                                                     -------         -------
                                                                                         612           1,079
                                                                                     -------         -------

 Costs and Expenses:

    Cost of real estate sold                                                               3             107

    Depreciation and amortization                                                         24              24

    General and administrative                                                           550             516
                                                                                     -------         -------
                                                                                         577             647
                                                                                     -------         -------

Income before gains from sales of securities and income taxes                             35             432

Gains from sales of securities                                                            23             298
                                                                                     -------         -------
Income before income taxes                                                                58             730

Provision for income taxes                                                                14             288
                                                                                     -------         -------
Net income                                                                           $    44        $    442
                                                                                     =======        ========
Net income per
share:
Basic                                                                                  $ .01           $ .12
                                                                                       =====           =====
Diluted                                                                                $ .01           $ .12
                                                                                       =====           =====

Weighted average shares used in computing basic                                        3,525           3,616
     net income per share
Weighted average shares and equivalents used
     in computing diluted net income per share                                         3,732           3,831

                 The accompanying notes to consolidated financial statements are an integral part of these statements.


                      BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                             2003           2002
                                                                                             ----           ----

Common stock - shares
  Beginning of period                                                                      3,528             3,625
  Purchases of common stock                                                                   (8)              (21)
                                                                                          -------           -------
  End of period                                                                            3,520             3,604
                                                                                          =======           =======


Common stock - par value
   Balance at beginning of period                                                        $   353            $   362
   Purchases of common stock                                                                  (1)                (2)
                                                                                         -------            -------
   Balance at end of period                                                              $   352            $   360
                                                                                         =======            =======

Capital surplus:
   Balance at beginning of period                                                       $ 14,180           $ 15,010
   Purchases of common stock - excess over par value                                         (63)              (171)
                                                                                        --------            -------

   Balance at end of period                                                             $ 14,117           $ 14,839
                                                                                        ========            ========

Retained earnings:
   Balance at beginning of period                                                       $ 13,682           $ 12,776
   Net income                                                                                 44                442
                                                                                         -------            -------
   Balance at end of period                                                             $ 13,726           $ 13,218
                                                                                        ========           ========
Accumulated other comprehensive income (loss):
    Balance at beginning of period                                                      $     16           $    445
    Unrealized gains (losses) from marketable equity
     securities, net of income taxes                                                         (22)               103
    Less:  reclassification  adjustment for gains from
     sales of securities included in net income                                              (32)              (183)
                                                                                        --------            -------
                                                                                        $    (38)           $   365
                                                                                        ========            =======


Notes receivable from employees:
    Balance at beginning of period                                                      $   (910)           $  (910)
    Interest on notes received from employees                                                (11)               (11)
                                                                                         -------            -------
    Balance at end of period                                                            $   (921)           $  (921)
                                                                                        ========           =======

Accumulated comprehensive income:
    Balance at beginning of period                                                      $ 13,698           $ 13,221
                                                                                        --------           --------
    Net income                                                                                44                442
    Unrealized gains (losses) from marketable equity securities,
     net of income taxes                                                                     (22)               103
    Less: reclassification adjustment for gains from sales of securities
     included in net income                                                                  (32)              (183)
                                                                                        --------            -------
    Comprehensive income (loss) for period                                                   (10)               362
                                                                                        --------            -------
    Balance at end of period                                                            $ 13,688           $ 13,583
                                                                                        ========           ========


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                                -----------------

                                                                                                2003         2002
                                                                                                ----         ----


Cash flows from operating activities:
 Net income                                                                                  $     44        $   442
Adjustments to reconcile net income to net cash provided by operating activities:
 Gains from sales of real estate                                                                   (4)          (432)
 Gains from sales of securities                                                                   (23)          (298)
 Provision for deferred income taxes                                                               15            258
 Net cash proceeds from sales of real estate                                                        7            407
 Real estate development costs                                                                   (242)           (92)
 Reimbursement of real estate development costs                                                    24            328
 Changes in certain assets and liabilities:
  Decrease in other receivables                                                                    58             59
  Increase in lease contract receivable                                                            --             (7)
  Decrease in payables and accrued liabilities                                                    (49)          (376)
  Other, net                                                                                      (20)           (54)
                                                                                               ------        -------
  Total adjustments to net income                                                                (234)         (207)
                                                                                               ------        ------
  Net cash provided (used) by operating activities                                               (190)          235
                                                                                               ------       -------

Cash flows from investing activities:
 Proceeds from sales of marketable securities                                                     129         1,111
 Proceeds from maturities of marketable securities                                              2,988            --
 Purchases of marketable securities                                                               (61)           --
 Principal payments on mortgage loans receivable                                                  311            --
 Additions to mortgage loans receivable                                                          (141)         (153)
                                                                                               -------       ------
  Net cash provided by investing activities                                                     3,226           958
                                                                                               ------        ------

Cash flows from financing activities:
 Purchases of the Company's common stock                                                           (64)        (173)
 Reductions in subordinated debentures included in payables and
  accrued liabilities                                                                               --          (48)
                                                                                               -------       ------
  Net cash used by financing activities                                                            (64)        (221)
                                                                                               --------      -------

Net increase in cash and cash equivalents                                                        2,972          972
Cash and cash equivalents at beginning of period                                                11,214       14,890
                                                                                               -------      -------
Cash and cash equivalents at end of period                                                    $ 14,186     $ 15,862
                                                                                              ========     ========





            The accompanying notes to consolidated financial statements are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc.
and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 and in the Company's Form 10-QSB for the quarterly period ended March 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the full year or any other or future period.

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

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                  2003          2002
                                                                                  ----          ----


Net Income                                                                        $ 44         $ 442
                                                                                  ====         =====

Weighted average number of shares outstanding:

Common stock                                                                     3,525         3,616

Common stock equivalents -
  stock options                                                                    207           215
                                                                                 -----         -----
                                                                                 3,732         3,831
                                                                                 =====         =====
Net income per share:

 Basic - based on weighted average number                                        $ .01         $ .12
 of shares of common stock outstanding                                           =====         =====

 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                         $ .01         $ .12
                                                                                 =====         =====

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note D - Mortgage Loans Receivable

In March 2002, the Board of Directors authorized and approved the participation of the Company in certain mortgage loans (collectively, the "Participating Interests") with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company's Participating Interests at March 31, 2003, were: $150,000 in each of seven mortgage Loans ("Loans"), $200,000 in each of four Loans, $250,000 in each of two Loans, $350,000 in each of two Loans, and $500,000 in one other Loan. The Loans are for terms of two to three years with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.75% per annum, and are secured by First Deeds of Trust in real property. The aggregate principal balance of the Participating Interests at March 31, 2003 was $3,196,000. The Company may purchase more participating interests in mortgage loans in the future.

Note E - Real Estate Rental Property

Real estate rental property consists of an office building and 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA ("Bank One"), a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2002, contractual rental revenues from the lease with Bank One are $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 in the two months ending
February 28, 2005.

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

Note F - Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 106 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,066,000 at March 31, 2003 and $7,851,000 at December 31, 2002. The Company believes that the current fair value of these assets is greater than their carrying value.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


It is the Company's policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 2003, the Company purchased 7,693 shares of its common stock for an aggregate amount of $64,000. During the three months ended March 31, 2002, the Company purchased 20,500 shares of its common stock for an aggregate amount of $173,000.

Subsequent to March 31, 2003, an officer and director of the Company repaid in full a promissory note issued in 2001 under the terms of the Company's stock option loan program. The note was repaid under its original terms and the amount of the loan repayment, $684,000, including accrued interest of $28,000, was recorded as an increased to Consolidated Stockholders' Equity in April 2003.

Note H - Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board Opinion No. 25
(APB 25), "Accounting for Stock issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards
(SFAS) 123, "Accounting for Stock-Based Compensation." In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123". This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and earnings per share. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic fair value based method of accounting of stock compensation in accordance with APB 25 and related interpretations.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts as of March 31, 2003 and 2002 (in thousands, except per share amounts):




                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                           ------------------
                                                                                      2003                      2002
                                                                                      ----                      ----


       Net income                                                                $      44                  $    442
       Less: Total stock based employee compensation expense
         determined under fair value based method for all awards,
         net of related tax effects                                                     27                        --
                                                                                 ---------                  --------
       Pro Forma net earnings                                                    $      17                  $    442
                                                                                 =========                  ========

       Net income per share:
         Basic:
           As reported                                                            $    .01                 $     .12
                                                                                  ========                 =========
           Pro Forma                                                              $    .00                 $     .12
                                                                                  ========                 =========

         Diluted:
           As reported                                                            $    .01                  $    .12
                                                                                  ========                  ========
           Pro Forma                                                              $    .00                  $    .12
                                                                                  ========                  ========

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

   The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay platting of lots and construction of new homes, weakness in the commercial office market in Tempe, Arizona, Bank One not exercising its right to renew the lease covering the Company's Tempe office building, the current term of which expires on February 28, 2005, the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Results of Operations
---------------------

   Net income of $44,000 and $442,000 in the three months ended March 31, 2003 and 2002, respectively, included gains of $4,000 and $432,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida and gains of $23,000 and $298,000, respectively, from sales of securities. The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates.

   Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold one developed lot at Meadow Pointe during the three months ended March 31, 2003 and 61 developed lots during the same period of 2002. The decreased sales activity in the 2003 period reflects (1) a significant decline in lots available for sale as the project nears completion and (2) delays in permitting and lot construction. As of March 31, 2003, there remained to be sold at Meadow Pointe, based on current estimates, 247 residential lots, land currently planned for 675 multifamily residential units and three commercial tracts aggregating 30 gross acres. Development of 111 residential lots was completed in April 2003 and sales of those lots are expected to commence during the second quarter of 2003 under the terms of contracts with three builders. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

   Interest and dividends from investments accounted for $34,000 and $74,000 of revenues in the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 was principally due to a decline in interest rates. Interest income from mortgage loans, of $106,000 and $1,000 in the three months ended March 31, 2003 and 2002, respectively, is derived from the Company's participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note D of Notes to Consolidated Financial Statements).

   General and administrative expenses in the three months ended March 31, 2003 were $34,000 higher than in the comparable period in 2002 due principally to an increase in the cost of professional services.

Liquidity and Capital Resources
-------------------------------

   At March 31, 2003, the Company held $14,421,000 in cash, cash equivalents and marketable securities which together with $3,196,000 in participating interests in mortgage loans with terms of two to three years aggregated $17,617,000. Short-term and long-term liabilities at the same date were $1,504,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

   During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots and multifamily parcels in Meadow Pointe. Approximately $1,000,000 of these proceeds remains for expenditure, and it is anticipated that such proceeds will be used to complete lot construction in 2003. Neither district anticipates the need for any additional financing.

   Based upon the current financial condition and the current strategic initiatives of the Company, the Company believes its existing capital resources will be sufficient to satisfy its current and projected cash requirements.

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

   The Company holds certain cash equivalents, marketable securities and participating interests in mortgage loans for non-trading purposes that are sensitive to changes in market value. The Company does not believe that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its consolidated financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.


Item 3.  Control and Procedures
         ----------------------

     Within the ninety 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief

Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

       (a)    Exhibit
              Number        Description
              ------        -----------

               99.1 Certification required by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification required by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)   Reports on Form 8-K.

             The registrant filed a Form 8-K dated April 9, 2003, reporting the issuance, on April 4, 2003, of an earnings press release for the quarter and year ended December 31, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BF ENTERPRISES, INC.
                                  (Registrant)


Date: May 9, 2003                 /s/ Brian P. Burns
                                  ----------------------------------
                                  Brian P. Burns
                                  Chairman of the Board, President
                                  and Chief Executive Officer
                                  (Duly Authorized Officer)


Date: May 9, 2003                /s/ S. Douglas Post
                                 ----------------------------------
                                 S. Douglas Post
                                 Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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


Date:    May 9, 2003                   /s/ Brian P. Burns
                                       -------------------
                                       Brian P. Burns
                                       Chairman, President and
                                       Chief Executive Officer

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


Date: May 9, 2003                  /s/ S. Douglas Post
                                   -------------------
                                   S. Douglas Post
                                   Vice President, Treasurer and
                                   Chief Financial Officer