Form 10QSB
period 2003-06-30
BF ENTERPRISES INC
filed 2003-08-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2003:

             3,439,346 shares of $.10 par value Common Stock

                  BF ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX
                                                                    Page
                                                                    ----

PART I   FINANCIAL INFORMATION
  Item 1.    Financial Statements

       -      Consolidated balance sheets   ..........................3

       -      Consolidated statements of income.......................4

       -      Consolidated statements of stockholders' equity.........5

       -      Consolidated statements of cash flows...................6

       -      Notes to financial statements...........................7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................12

   Item 3.    Controls and Procedures................................14

PART II  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders....15
   Item 5.    Other Information - Subsequent Event...................15
   Item 6.    Exhibits and Reports on Form 8-K.......................16

   The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)


                                                                                     June 30,        December 31,
                                                                                       2003              2002
                                                                                       ----              ----

ASSETS:
   Cash and cash equivalents                                                      $   15,036        $   11,214
   Marketable securities available for sale,  at market value                            307             3,356
   Mortgage loans receivable                                                           3,159             3,366
   Other receivables                                                                      56               240
   Real estate rental property, net of accumulated depreciation                        2,038             2,063
   Real estate inventory held for current sale
      and land held for future development                                             8,315             7,851
   Lease contract receivable                                                             276               354
   Other assets                                                                          437               449
                                                                                   ---------         ---------
TOTAL ASSETS                                                                       $  29,624         $  28,893
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Payables and accrued liabilities                                                $     478         $     544
   Deferred income taxes                                                               1,097             1,028
                                                                                   ---------         ---------
   Total liabilities                                                                   1,575             1,572
                                                                                   ---------         ---------
   Stockholders' equity:
     Common stock, $.10 par value
       Authorized - 10,000,000 shares
       Issued and outstanding -
         3,519,346 and 3,528,039 shares                                                  352               353
     Capital surplus                                                                  14,109            14,180
     Retained earnings                                                                13,824            13,682
     Accumulated other comprehensive income                                                6                16
     Notes receivable from employees                                                    (242)             (910)
                                                                                  ----------        ----------
   Total stockholders' equity                                                         28,049            27,321
                                                                                  ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   29,624        $   28,893
                                                                                  ==========        ==========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)



                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                   June 30,
                                                                            --------                   --------
                                                                       2003          2002          2003          2002
                                                                       ----          ----          ----          ----


Revenues:

    Real estate sales                                                $   197        $ 623       $   204      $  1,162

    Real estate rental income                                            453          453           907           907

    Interest from mortgage loans                                         102           18           208            19

    Interest and dividends from marketable securities                     31           65            65           139

    Other                                                                  6            8            17            19
                                                                      ------       ------        ------        ------

                                                                         789        1,167         1,401         2,246
                                                                      ------       ------        ------        ------

 Costs and Expenses:

    Cost of real estate sold                                              24          200            27           307

    Depreciation and amortization                                         24           24            48            48

    General and administrative                                           586          495         1,136         1,011
                                                                      ------       ------        ------        ------

                                                                         634          719         1,211         1,366
                                                                      ------       ------        ------        ------

Income before gains from sales of securities and income taxes            155          448           190           880


Gains from sales of securities                                            --          156            23           454
                                                                      ------       ------        ------        ------

Income before income taxes                                               155          604           213         1,334

Provision for income taxes                                                57          241            71           529
                                                                      ------       ------        ------        ------

Net income                                                             $  98        $ 363         $ 142         $ 805
                                                                      ======        =====         =====         =====
Net income per
share:
Basic                                                                  $ .03        $ .10         $ .04         $ .22
                                                                       =====        =====         =====         =====
Diluted                                                                $ .03        $ .10         $ .04         $ .21
                                                                       =====        =====         =====         =====

Weighted average shares used in computing basic                        3,520        3,558         3,523         3,586
     net income per share
Weighted average shares and equivalents used
     in computing diluted net income per share                         3,717        3,767         3,725         3,798



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)



                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                          2003           2002
                                                                          ----           ----

Common stock - shares:
  Beginning of period                                                    3,528          3,625
  Purchases of common stock                                                 (9)           (86)
                                                                        ------         ------
 End of period                                                           3,519          3,539
                                                                        ======         ======

Common stock:
   Balance at beginning of period                                      $   353        $   362
   Purchases of common stock - par value                                    (1)            (8)
                                                                        ------         ------
   Balance at end of period                                                352            354
                                                                        ======         ======

Capital surplus:
   Balance at beginning of period                                      $14,180        $15,010
   Purchases of common stock - excess over par value                       (71)          (737)
                                                                       -------        -------
   Balance at end of period                                            $14,109        $14,273
                                                                       =======        =======
Retained earnings:
   Balance at beginning of period                                      $13,682        $12,776
   Net income                                                              142            805
                                                                       -------        -------
   Balance at end of period                                            $13,824        $13,581
                                                                       =======        =======

Accumulated other comprehensive income:
    Balance at beginning of period                                     $    16        $   445
    Unrealized gains from marketable equity securities,
     net of income taxes                                                    22             15
    Less: reclassification adjustment for gains from
     sales of security included in net income                              (32)          (216)
                                                                       -------        -------
    Balance at end of period                                           $     6        $   244
                                                                       =======        =======
Notes receivable from employees:
    Balance at beginning of period                                     $  (910)       $  (910)
    Interest on notes                                                      (16)           (22)
    Principal and interest payments                                        684             33
                                                                       -------        -------
    Balance at end of period                                           $  (242)       $  (899)
                                                                       =======        =======

Accumulated comprehensive income:
    Balance at beginning of period                                     $13,698        $13,221
                                                                       -------        -------
    Net income                                                             142            805
    Unrealized gains from marketable equity securities,
     net of income taxes                                                    22             15
    Less: reclassification adjustment for gains from sales
      of security included in net income                                   (32)          (216)
                                                                       -------        -------
    Comprehensive income for period                                        132            604
                                                                       -------        -------
    Balance at end of period                                           $13,830        $13,825
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

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                               Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                            2003            2002
                                                                            ----            ----

Cash flows from operating activities:
 Net income                                                              $   142         $   805
 Adjustments to reconcile net income to net cash provided by operating activities:
 Gains from sales of real estate                                            (177)           (855)
 Gains from sales of securities                                              (23)           (454)
 Provision for deferred income taxes                                          75             474
 Net cash proceeds from sales of real estate                                 167             955
 Real estate development costs                                              (454)           (245)
 Reimbursement of real estate development costs                               --           1,193
 Changes in certain assets and liabilities:
  Decrease in other receivables                                              184             154
  Decrease in lease contract receivable                                       78              68
  Decrease in payables and accrued liabilities                               (66)           (363)
  Other, net                                                                  21            (125)
                                                                          ------          ------
  Total adjustments to net income                                           (195)            802
                                                                          ------          ------
  Net cash provided (used) by operating activities                           (53)          1,607
                                                                          ------          ------

Cash flows from investing activities:
 Proceeds from sales of marketable equity security                           129           1,083
 Proceeds from maturities of marketable securities                         2,988              --
 Principal payments on marketable debt security                               --             578
 Purchases of marketable securities                                          (61)         (2,985)
 Principal payments on mortgage loans receivable                             479              --
 Additions to mortgage loans receivable                                     (272)         (1,668)
 Principal and interest payments on notes receivable from employees          684              33
                                                                          ------          ------
  Net cash provided (used) by investing activities                         3,947          (2,959)
                                                                          ------         -------

Cash flows from financing activities:
 Purchases of the Company's common stock                                     (72)           (745)
 Reductions in subordinated debentures included in payables
   and accrued liabilities                                                    --             (48)
                                                                          ------          ------
  Net cash used by financing activities                                      (72)           (793)
                                                                          ------          ------

Net increase (decrease) in cash and cash equivalents                       3,822          (2,145)
Cash and cash equivalents at beginning of period                          11,214          14,890
                                                                          ------          ------
Cash and cash equivalents at end of period                               $15,036         $12,745
                                                                         =======         =======



             The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BF ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. (the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 and in the Company's Form 10-QSB for the quarterly period ended June 30, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company's net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

                  BF ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):



                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                             -------                     --------
                                                                         2003          2002         2003          2002
                                                                         ----          ----         ----          ----


Net Income                                                               $ 98          $ 363        $ 142        $ 805
                                                                         ====          =====        =====        =====

Weighted average number of shares outstanding:

Common stock                                                            3,520          3,558        3,523        3,586

Common stock equivalents -
  stock options                                                           197            209          202          212
                                                                        -----         ------        -----        -----

                                                                        3,717          3,767        3,725        3,798
                                                                        =====          =====        =====        =====

Net income per share:


 Basic - based on weighted average number of shares
  of common stock outstanding                                           $ .03          $ .10        $ .04        $ .22
                                                                        =====          =====        =====        =====


 Diluted - based on weighted average number
 of shares of common stock and common stock
 equivalents outstanding                                                $ .03          $ .10        $ .04        $ .21
                                                                        =====          =====        =====        =====



Note D - Mortgage Loans Receivable

In March 2002, the Board of Directors authorized and approved the participation of the Company in certain mortgage loans (collectively, the "Participating Interests") with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company's Participating Interests at June 30, 2003, were: $150,000 in each of seven mortgage Loans ("Loans"), $200,000 in each of four Loans, $250,000 in each of two Loans, $350,000 in each of two Loans, and $500,000 in one other Loan. The Loans are for terms of two to three years with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.75% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at June 30, 2003 was $3,159,000. The Company may purchase more participating interests in mortgage loans in the future.

                    BF ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Note F -  Real Estate Inventory Held for Current Sale and Land
          Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 103 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $8,315,000 at June 30, 2003 and $7,851,000 at December 31, 2002. The Company believes that the current fair value of these assets is greater than their carrying value.

It is the Company's policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 2003, the Company purchased 8,693 shares of its common stock for an aggregate amount of $72,000. During the six months ended June 30, 2002, the Company purchased 86,000 shares of its common stock for an aggregate amount of $745,000. In July 2003 the Company purchased 80,000 shares of its common stock for an amount of $644,000 in an open market transaction.

                       BF ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



In April 2003, an officer and director of the Company prepaid in full a promissory note issued in 2001 under the terms of the Company's stock option loan program. The note was repaid under its original terms and the amount of the loan repayment, $684,000, including accrued interest of $28,000, was recorded as an increase to Stockholders' Equity at the time of payment.

Note H - Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board Opinion No. 25 (APB
25) "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation." In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123". This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and earnings per share. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic fair value based method of accounting of stock compensation in accordance with APB 25 and related interpretations.

                      BF ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the six months ending June 30, 2003 and 2002 (in thousands, except per share amounts):


                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                            --------
                                                                                    2003               2002
                                                                                    ----               ----

       Net income                                                                  $ 142              $ 805
       Less: Total stock based employee compensation
       expense determined under fair value based method for all
       awards, net of related tax effects                                             31                  5
                                                                                   -----              -----
       Pro Forma net earnings                                                      $ 111              $ 800
                                                                                   =====              =====
       Net income per share:
         Basic:
           As reported                                                             $ .04              $ .22
                                                                                   =====              =====
           Pro Forma                                                               $ .03              $ .22
                                                                                   =====              =====
         Diluted:
           As reported                                                             $ .04              $ .21
                                                                                   =====              =====
           Pro Forma                                                               $ .03              $ .21
                                                                                   =====              =====


Note I - Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended June 30, 2003 and 2002 are as follows:

                                                                                Three months ended
                                                                                    June 30,
                                                                                    --------
                                                                              2003           2002
                                                                              ----           ----

Balance at beginning of period                                              $   (38)     $   365
Unrealized gains (losses) from marketable equity
 securities, net of income taxes                                                 44          (88)
Less: reclassification adjustment for gains
  from sales of security included in net income                                  --          (33)
                                                                            -------      -------
Balance at end of period                                                    $     6      $   244
                                                                            =======      =======

The components of accumulated other comprehensive income for the six months ended June 30, 2003 and 2002 are presented in the Consolidated Statements of Stockholders' Equity.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

   The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

   The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay platting and development of lots and construction of new homes, weakness in the commercial office market in Tempe, Arizona, Bank One not exercising its right to renew the lease covering the Company's Tempe commercial building, the current term of which expires on February 28, 2005, the uncertainty of fluctuating rental rates for similar commercial space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

   The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Results of Operations
---------------------

   Net income of $98,000 and $142,000 in the three months and six months ended June 30, 2003 included gains of $173,000 and $177,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida. Net income in the six month period also included a gain of $23,000 from sales of securities, but there were no such gains in the three month period. Net income of $363,000 and $805,000 in the three months and six months ended June 30, 2002 included (1) gains, before income taxes, of $423,000 and $855,000, respectively, from sales of property within the Company's Meadow Pointe project near Tampa, Florida and (2) gains from sales of securities of $156,000 and $454,000, respectively.

   The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of both 2003 and 2002. These adjustments, reflecting changes occurring during these periods, increased net income by $69,000 in the three months and six months ended June 30, 2003 and reduced net income by $33,000 in the same periods of 2002. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

   Property sales at Meadow Pointe are dependent upon, among other things, the availability of lots ready for sale, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 36 and 37 developed lots at Meadow Pointe during the three months and six months ended June 30, 2003 and, respectively, 101 and 162 developed lots during the same periods of 2002. The decreased sales activity in the 2003 periods reflects (1) a significant decline in lots available for sale as the project nears completion and (2) delays in permitting and lot construction. As of June 30, 2003, there remained to be sold at Meadow Pointe, based on current estimates, 211 residential lots, land currently planned for approximately 675 multifamily residential units and three commercial tracts aggregating 30 gross acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

   Interest income from mortgage loans of $102,000 and $208,000 in the three and six months ended June 30, 2003 and $18,000 and $19,000 in the same periods of 2002, respectively, is derived from the Company's participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note D of Notes to Financial Statements).

   Interest and dividends from investments accounted for, respectively, $31,000 and $65,000 of revenues in the three months and six months ended June 30, 2003 and, respectively, $65,000 and $139,000 in comparable periods in 2002. The decrease in the 2003 periods was principally due to a decline in interest rates.

   General and administrative expenses in the three months and six months ended June 30, 2003 were respectively, $91,000 and $125,000 higher than in the comparable periods in 2002, due principally to increases in the cost of employee health benefits and professional services.

Liquidity and Capital Resources
-------------------------------

   At June 30, 2003, the Company held $15,343,000 in cash, cash equivalents and marketable securities, which, together with $3,159,000 in participating interests in mortgage loans with terms of two to three years, aggregated $18,502,000. Short-term and long-term liabilities at the same date were $1,575,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

   During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings have been and are expected to be used to construct infrastructure improvements necessary for the development and sale of lots and multifamily parcels in Meadow Pointe. Approximately $125,000 of these proceeds remains for expenditure, and it is anticipated that such proceeds will be used to complete lot development in 2003. The Company estimates it will contribute approximately $275,000 to complete infrastructure improvements. Neither district anticipates the need for any additional financing.

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

Item 3.    Controls and Procedures
           -----------------------

    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                      PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    The Company held its Annual Meeting of Stockholders on May 13, 2003 at 9:30 a.m. in Tampa, Florida. All five directors stood for re-election at the Meeting. Directors Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Charles E.F. Millard and Paul Woodberry were elected to hold office until the next annual meeting or until the directors' successors are elected.

         The votes cast for and the votes withheld for each director were as follows:

     Name                       Votes For                       Votes Withheld
    -----                       ---------                       --------------

Brian P. Burns                  3,188,846                           13,366

Daniel S. Mason                 3,188,830                           13,382

Ralph T. McElvenny, Jr.         3,189,254                           12,958

Charles E.F. Millard            3,189,254                           12,958

Paul Woodberry                  3,188,830                           13,382


Item 5. Other Information - Subsequent Event
        ------------------------------------

    On July 3, 2003, the Company entered into an agreement to amend (the "Amendment Agreement") the employment agreement, by and between the Company and Brian P. Burns (the "Officer"), dated January 1, 2000 (the "Employment Agreement"), in connection with his duties and services as Chairman, President and Chief Executive Officer of the Company. The Amendment Agreement amends, inter alia, the following terms of the Employment Agreement: (i) extends the term of the Employment Agreement from December 31, 2004 to December 31, 2008;
(ii) reduces the base salary to not less than $265,000 per annum from not less than $295,000 per annum; (iii) limits the obligation of the Company to make termination payments to the Officer to the lesser of thirty-six (36) months or the remaining term of the Employment Agreement, in the event of death, disability, and certain termination events affecting the Officer; and (iv) changes the governing law to the State of Florida in view of the Officer's primary location of employment in Florida.

     The foregoing summary of the Amendment Agreement is qualified in its entirety by the Amendment Agreement filed as an exhibit to this Report on Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

  (a)    Exhibit
         Number        Description
         ------        -----------

         10.10e* Amendment Agreement to Amended and Restated Employment Agreement, by and between BF Enterprises, Inc. and Brian P. Burns, dated July 3, 2003.

         10.35* Form of Indemnification Agreement, entered into by and between the Company and each Director and Executive Officer of the Company, including Brian P. Burns,
                       Daniel S. Mason, Ralph T. McElvenny, Jr.,
                       Charles E.F. Millard, Paul Woodberry, Stuart B. Aronoff,
                       S. Douglas Post, and Brian P. Burns, Jr., dated as of June 30, 2003.

          31.1 Certification of Brian P. Burns, Chairman of the Board, President and Chief Executive Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

          31.2 Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

          32.1 Certification of Brian P. Burns, Chairman of the Board, President and Chief Executive Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350.

          32.2 Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350.

             * Management contract or compensatory plan required to be filed herewith as an Exhibit pursuant to Item 601 of Regulation S-K.

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

                                  BF ENTERPRISES, INC.
                                  (Registrant)


Date:  August 13, 2003           /s/ Brian P. Burns
                                 ----------------------------------
                                 Brian P. Burns
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Duly Authorized Officer)


Date:  August 13, 2003           /s/ S. Douglas Post
                                 ----------------------------------
                                 S. Douglas Post
                                 Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)