Form 10QSB
period 2003-09-30
BF ENTERPRISES INC
filed 2003-11-14
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 0-15932

BF ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)
100 Bush Street Suite 1250 San Francisco, California 94104 (Address of principal executive offices)
Issuer's telephone number, including area code (415) 989-6580

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2003:

3,506,128 shares of $.10 par value Common Stock

BF ENTERPRISES, INC. AND SUBSIDIARIES

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s notification to the Company that it does not intend to exercise its option to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2003	December 31, 2002

	(Unaudited)

ASSETS:
Cash and cash equivalents	$14,035	$11,214
Marketable securities available for sale, at market value	210	3,356
Mortgage loans receivable	2,795	3,366
Other receivables	57	240
Real estate rental property, net of accumulated depreciation	2,025	2,063
Real estate inventory held for current sale
and land held for future development	8,865	7,851
Lease contract receivable	235	354
Other assets	423	449

TOTAL ASSETS	$28,645	$28,893

LIABILITIES AND STOCKHOLDERS' EQUITY:
Payables and accrued liabilities	$478	$544
Deferred income taxes	702	1,028

Total liabilities	1,180	1,572

Stockholders' equity:
Common stock, $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding -
3,506,128 and 3,528,039 shares	351	353
Capital surplus	13,402	14,180
Retained earnings	13,906	13,682
Accumulated other comprehensive income (loss)	(16)	16
Notes receivable from employees	(178)	(910)

Total stockholders' equity	27,465	27,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,645	$28,893

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Real estate sales	$163	$86	$367	$1,248
Real estate rental income	454	454	1,361	1,361
Interest from mortgage loans	97	55	305	74
Interest and dividends from marketable securities	25	63	90	202
Other	4	11	21	30

	743	669	2,144	2,915

Costs and Expenses:
Cost of real estate sold	45	25	72	332
Depreciation and amortization	24	24	72	72
General and administrative	589	515	1,725	1,526

	658	564	1,869	1,930

Income before gains from sales of securities and income taxes	85	105	275	985
Gains from sales of securities	69	--	92	454

Income before income taxes	154	105	367	1,439
Provision for income taxes	72	32	143	561

Net income	$82	$73	$224	$878

Net income per share: Basic Diluted	$ .02 $ .02	$ .02 $ .02	$ .06 $ .06	$ .25 $ .23

Weighted average shares used in computing basic net income per share	3,473	3,536	3,506	3,569
Weighted average shares and equivalents used in computing diluted net income per share	3,662	3,745	3,701	3,780

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,

	2003	2002

Common stock - shares:
Balance at beginning of period	3,528	3,625
Purchases of common stock	(192)	(92)
Exercises of stock options	176	--
Principal and interest payments on notes receivable from employees	(6)	--

End of period	3,506	3,533

Common stock – par value:
Balance at beginning of period	$353	$362
Purchases of common stock	(19)	(9)
Exercises of stock options	18	--
Principal and interest payments on notes receivable from employees	(1)	--

Balance at end of period	$351	$353

Capital surplus:
Balance at beginning of period	$14,180	$15,010
Purchases of common stock - excess over par value	(1,632)	(784)
Exercises of stock options – excess over par value	488	--
Benefit for income taxes from exercises of stock options	424	--
Principal and interest payments on notes receivable from employees	(58)	--

Balance at end of period	$13,402	$14,226

Retained earnings:
Balance at beginning of period	$13,682	$12,776
Net income	224	878

Balance at end of period	$13,906	$13,654

Accumulated other comprehensive income (loss):
Balance at beginning of period	$16	$445
Unrealized gains (losses) from marketable equity securities, net of income taxes	25	(177)
Less: reclassification adjustment for gains from sales of securities included in net income	(57)	(216)

Balance at end of period	$(16)	$52

Notes receivable from employees:
Balance at beginning of period	$(910)	$(910)
Interest on notes	(19)	(33)
Principal and interest payments	751	38

Balance at end of period	$(178)	$(905)

Accumulated comprehensive income:
Balance at beginning of period	$13,698	$13,221

Net income	224	878
Unrealized gains (losses) from marketable equity securities, net of income taxes	25	(177)
Less: reclassification adjustment for gains from sales of securities included in net income	(57)	(216)

Comprehensive income for period	192	485

Balance at end of period	$13,890	$13,706

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$224	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from sales of real estate	(295)	(916)
Gains from sales of securities	(92)	(454)
Tax benefit from exercise of stock options	424	--
Provision for deferred income taxes	(306)	511
Net cash proceeds from sales of real estate	255	1,022
Real estate development costs	(974)	(401)
Reimbursement of real estate development costs	--	1,341
Changes in certain assets and liabilities:
Decrease in other receivables	183	132
Decrease in lease contract receivable	119	103
Decrease in payables and accrued liabilities	(66)	(213)
Other, net	45	(77)

Total adjustments to net income	(707)	1,048

Net cash provided (used) by operating activities	(483)	1,926

Cash flows from investing activities:
Proceeds from sales of marketable equity securities	259	1,083
Proceeds from maturities of marketable securities	2,988	--
Principal payments on marketable debt securities	--	883
Purchases of marketable securities	(61)	(5,576)
Sale of mortgage loan	--	150
Principal payments on mortgage loans receivable	875	21
Additions to mortgage loans receivable	(304)	(2,411)
Principal and interest payments on notes receivable from employees	692	--

Net cash provided (used) by investing activities	4,449	(5,850)

Cash flows from financing activities:
Purchases of the Company’s common stock	(1,145)	(793)
Reductions in subordinated debentures included in payables and accrued liabilities	--	(48)

Net cash used by financing activities	(1,145)	(841)

Net increase (decrease) in cash and cash equivalents	2,821	(4,765)
Cash and cash equivalents at beginning of period	11,214	14,890

Cash and cash equivalents at end of period	$14,035	$10,125

Supplemental disclosure of cash flow information:
Income Taxes:
Cash paid during the period	$--	$68
Cash received during the period from refunds	--	(30)

	$--	$38

Supplemental disclosure of non-cash investing and financing activities:
Tender or surrender of the Company’s common stock for:
Stock option exercise costs	$ 506	$ --
Principal and interest payments on notes receivable from employees	59	--

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that the accompanying financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 and in the Company's Form 10-QSB for the quarterly period ended September 30, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year or any other or future period.

Note B – Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Income	$82	$73	$224	$878

Weighted average number of shares outstanding:
Common stock	3,473	3,536	3,506	3,569
Common stock equivalents - stock options	189	209	195	211

	3,662	3,745	3,701	3,780

Net income per share:
Basic - based on weighted average number of shares of common stock outstanding	$ .02	$ .02	$ .06	$ .25

Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$ .02	$ .02	$ .06	$ .23

Note D - Mortgage Loans Receivable

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans ("Loans"), with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s fifteen participating interests (collectively, the "Participating Interests") at September 30, 2003, were: $150,000 in each of seven mortgage Loans, $200,000 in each of four Loans and four other Loans of $250,000, $299,000, $350,000 and $500,000, respectively. The Loans are for terms of two to three years with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.75% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at September 30, 2003 was $2,795,000. The Company may purchase more participating interests in Loans in the future.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note E - Real Estate Rental Property

Real estate rental property consists of an office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA ("Bank One"), a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2002, contractual rental revenues from the lease with Bank One are $1,975,600 in 2003, $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005, the lease expiration date.

On September 25, 2003, representatives of Bank One verbally advised the Company that Bank One did not intend to exercise its renewal option under the lease agreement. The Company has begun to market the property for lease to prospective tenants. On January 1, 1996, as required by accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

Note F -     Real Estate Inventory Held for Current Sale and Land
Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 101 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet substantially complete are considered to be held for future development. These assets were carried at a cost of $8,865,000 at September 30, 2003 and $7,851,000 at December 31, 2002. The Company believes that the current fair value of these assets is greater than their carrying value.

It is the Company’s policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 2003, the Company purchased 88,693 shares of its common stock for an aggregate amount of $716,000.  During the nine months ended September 30, 2002, the Company purchased 91,600 shares of its common stock for an aggregate amount of $793,000.

In April 2003, an officer and director of the Company prepaid in full a promissory note issued in 2001 under the terms of the Company’s stock option loan program. The note was repaid under its original terms and the amount of the loan repayment, $684,000, including accrued interest of $28,000, was recorded as an increase to Stockholders’ Equity at the time of payment.

In September 2003, six of the Company’s employees, including four executive officers, two of whom are directors, exercised options for the purchase of an aggregate of 176,000 shares of the Company’s common stock. In accordance with option agreements by and between each employee and the Company, dated November 15, 1993, the employees tendered or surrendered 102,875 of their shares of the Company’s common stock, with an average market value of $9.11 per share, as payment of exercise costs aggregating $935,000, which included $429,000 of withholding taxes resulting from the option exercises.

Also in September 2003, two employees repaid in full their promissory notes issued in 2001 under the terms of the Company’s stock option loan program. The notes were repaid under their original terms and the aggregate amount of the loan repayments, $59,000, including $3,000 of accrued interest, was paid with the tender or surrender by the employees of 6,343 shares of the Company’s common stock with an average market value of $9.21.

Note H – Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123". This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. This statement is effective for fiscal years ending after December 15, 2002.  Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value based method of accounting of stock compensation in accordance with APB 25 and related interpretations.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the intrinsic value based method of accounting prescribed by APB 25, the Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with the fair value based method of accounting prescribed by SFAS 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts for the nine months ending September 30, 2003 and 2002 (in thousands, except per share amounts):

	Nine Months Ended September 30,

	2003	2002

Net income	$224	$878
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	31	5

Pro Forma net income	$193	$873

Net income per share:
Basic:
As reported	$.06	$.25

Pro Forma	$.06	$.24

Diluted:
As reported	$.06	$.23

Pro Forma	$.05	$.23

Note I – Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended September 30, 2003 and 2002 are as follows (in thousands):
	Three months ended September 30,

	2003	2002

Balance at beginning of period	$6	$244
Unrealized gains (losses) from marketable equity securities, net of income taxes	3	(192)
Less: reclassification adjustment for gains from sales of securities included in net income	(25)	--

Balance at end of period	$(16)	$52

The components of accumulated other comprehensive income for the nine months ended September 30, 2003 and 2002 are presented in the Consolidated Statements of Stockholders’ Equity.

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

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s notification to the Company that it does not intend to exercise the option to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for similar commercial space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Net income of $82,000 and $224,000 in the three months and nine months ended September 30, 2003, respectively, included (1) gains, before income taxes, of $118,000 and $295,000, respectively, from sales of real estate within the Company’s Meadow Pointe project near Tampa, Florida and (2) gains from sales of securities of $69,000 and $92,000, respectively. Net income of $73,000 and $878,000 in the three months and nine months ended September 30, 2002, respectively, included gains, before income taxes, of $61,000 and $916,000, respectively, from sales of real estate within the Meadow Pointe project. Net income in the nine month period of 2002 also included pre-tax gains of $454,000 from sales of securities, but there were no such gains in the three month period.

The Company’s reported gains and losses from real estate sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first nine months of both 2003 and 2002. These adjustments, reflecting changes occurring during these periods, increased net income by $69,000 in the nine months ended September 30, 2003 and reduced net income by $33,000 in the same period of 2002. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

Real estate sales at Meadow Pointe are dependent upon, among other things, the availability of lots ready for sale, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold, respectively, 30 and 67 developed lots at Meadow Pointe during the three months and nine months ended September 30, 2003 and, respectively, 14 and 176 developed lots during the same periods of 2002. The decreased sales activity in the 2003 periods reflects (1) a significant decline in lots available for sale as the project nears completion and (2) delays in permitting and lot development. As of September 30, 2003, there remained to be sold at Meadow Pointe, based on current estimates, 181 residential lots, land currently planned for approximately 675 multifamily residential units and three commercial tracts aggregating approximately 30 gross acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

Interest income from mortgage loans of $97,000 and $305,000 in the three and nine months ended September 30, 2003, respectively, and $55,000 and $74,000 in the same periods of 2002, respectively, is derived from the Company’s participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note D of Notes to Financial Statements).

Interest and dividends from investments accounted for, respectively, $25,000 and $90,000 of revenues in the three months and nine months ended September 30, 2003 and, respectively, $63,000 and $202,000 in comparable periods in 2002. The decrease in the 2003 periods was principally due to a decline in interest rates.

General and administrative expenses in the three months and nine months ended September 30, 2003 were respectively, $74,000 and $199,000 higher than in the comparable periods in 2002, due principally to increases in employee compensation, health benefits and professional services expenses.

Liquidity and Capital Resources

At September 30, 2003, the Company held $14,245,000 in cash, cash equivalents and marketable securities, which, together with $2,795,000 in participating interests in mortgage loans with terms of two to three years, aggregated $17,040,000. Short-term and long-term liabilities at the same date were $1,180,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Financial Statements).

  During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings were used to construct infrastructure improvements necessary for the development and sale of residential lots at Meadow Pointe. Neither district requires any additional financing.

On September 25, 2003, representatives of Bank One verbally advised the Company that Bank One did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16-acres located in Tempe, Arizona. The current ten year lease term expires on February 28, 2005. At September 30, 2003, contractual rental revenues from the lease are $2,805,000 through the remaining term of the lease. The Company has begun to market this property for lease to prospective tenants.

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

Item 3.     Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

There have been no significant changes in the Company’s internal controls during the Company’s most recently completed fiscal quarter that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K .

(a)   Exhibit
Number        Description

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

32.2    Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of
BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350.

(b)     Reports on Form 8-K.

The registrant filed a Form 8-K, dated September 29, 2003, reporting the issuance, on September 29, 2003 of a press release announcing that representatives of Bank One verbally advised the Company on September 25, 2003 that Bank One did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16-acres located in Tempe, Arizona.

The registrant filed a Form 8-K, dated October 28, 2003, announcing the appointment on October 28, 2003, by the Company’s Board of Directors, of Thomas C. Quick as a new director of the Company to fill a vacancy created by the death on October 20, 2003 of director Charles E.F. Millard.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.
(Registrant)

Date:  November 13, 2003         /s/ Brian P. Burns
Brian P. Burns
Chairman of the Board, President
and Chief Executive Officer

Date: November 13, 2003         /s/ S. Douglas Post
S. Douglas Post
Vice President, Treasurer and Chief Financial Officer

