Form 10QSB/A
period 2003-09-30
BF ENTERPRISES INC
filed 2003-11-18
CIK 814856

AMENDMENT NO. 1

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: November 13, 2003	By:	/s/ Brian P. Burns
Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ S. Douglas Post
Vice President, Treasurer and Chief Financial Officer

2

    Exhibit 32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of BF Enterprises, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company and its results of operations as of and for the periods covered therein.

BF ENTERPRISES, INC.

Date: November 13, 2003	By:	/s/ S. Douglas Post
Vice President, Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

3