Form 10KSB
period 2003-12-31
BF ENTERPRISES INC
filed 2004-03-30
CIK 814856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number 0-15932
BF ENTERPRISES, INC. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)

100 Bush Street, Suite 1250, San Francisco, California (Address of principal executive offices)	94104 (Zip Code)

Issuer's telephone number (415) 989-6580

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class ___________________________________	Name of each exchange on which registered ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

$.10 Par Value Common Stock (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year ending December 31, 2003, were $3,004,000.

As of February 23, 2004, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $14,336,991 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,865,692 shares of Common Stock beneficially owned by the registrant's directors and officers.

As of February 23, 2004, there were outstanding 3,485,691 shares of the registrant's $.10 Par Value Per Share Common Stock.

Document Incorporated by Reference

Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's Annual Meeting of Stockholders, scheduled to be held in May 2004, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed a part of this report.

Forward Looking Statements

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s verbal notification to the Company that it does not intend to exercise its option to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
Item 1.    Business.

General

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business, including the last stages of the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing of a 220,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

At December 31, 2003, the Company's assets also included approximately $14.7 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes.

Real Estate

The Company's principal real estate assets consist of the following:

Meadow Pointe. As of February 29, 2004, the Company owned approximately 92 acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. Since 1992, the Company has sold 3,356 residential lots, consisting of approximately 675 acres; a 40-acre commercial tract; and 834 acres to the two community development districts described below. In addition, the Company sold a one acre tract to a local utility, a two acre tract to a church and a one acre parcel to a day care operator. The Company also donated 79 acres to Pasco County, primarily for a park, school site and EMS site. Meadow Pointe is located about 20 miles northeast of downtown Tampa on County Road 581.

The Company commenced development of Meadow Pointe in 1992. Meadow Pointe is being developed in accordance with a Development Order issued by the Pasco County Board of County Commissioners. As of February 29, 2004, there remained to be sold 85 townhome lots, approximately 29 developable acres currently planned for multifamily residential units and approximately 24 developable commercial acres.

Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold 120 lots in 2003, 195 lots in 2002, 447 lots in 2001, 353 lots in 2000, 457 lots in 1999, 314 lots in 1998, 297 lots in 1997, 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992 for prices ranging from approximately $15,000 to $50,000.

Two community development districts, both local units of Florida special purpose government, have been formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $19 million was outstanding at December 31, 2003. Of this amount of bonds outstanding, approximately $5 million is secured by a lien on Company-owned land. The bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems within the districts. These infrastructure improvements have been essential to the development of finished lots by the Company and the sale of those lots to homebuilders. Approximately $22 million of the aggregate $79.6 million of capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments.

The Company has been actively marketing its multi-family tract and its three remaining commercial tracts, the largest of which is a 14-acre tract bordering County Road 581 near a 40 acre commercial tract sold by the Company in 2001. The Company does not expect that it will engage in any construction on these parcels. The Company has engaged a major real estate brokerage firm on a commission basis to assist with the marketing of the three commercial parcels. Contracts with two homebuilders for the sale of the 85 remaining townhome lots (as of February 29, 2004) have been signed and lot takedowns continue in accordance with such contracts.

Commercial Building in Tempe. The Company owns a 220,000 square foot commercial building, with approximately 1,000 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a 10-year triple net lease to Bank One, Arizona, NA, a subsidiary of Banc One Corporation. The lease became effective March 1, 1995, and provided for the tenant's phased occupancy of space during 1995. Base rents due under the lease are: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. During the term of the lease, the Company is amortizing income from the lease and the $423,000 cost of a related advisory fee on a straight-line basis, as required by accounting principles generally accepted in the United States. Accordingly, in 2001, 2002 and 2003, the Company reported - and in the remaining year of the original lease term will report - rental income from the lease of $1,815,000, the average rental during the period January 1, 1996 through February 28, 2005. The Company is reporting annual lease amortization expense of $46,000 over the same period. The lease also allows the tenant two five-year renewal periods, with base rents equal to the market rental rates then in effect in the metropolitan Phoenix area. The Company has received verbal notification that the tenant expects to vacate the premises upon expiration of the current lease term. Therefore, the Company cannot provide any assurance that the lease will be renewed or that the property will be re-leased at rental rates equal to or above the current rental rates. The Company has engaged a major real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

    Other Real Estate. The Company also owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee, of which 15acres are zoned high density residential or office and 6 acres are zoned commercial/retail. Site development permits have been obtained for the entire parcel. The Company has been actively marketing the property since certain permitting and development issues were resolved in 2001 and is currently engaged in active discussions with a developer who may purchase the entire acreage. There can be no assurance, however, that such a proposed transaction will be consummated.
Mortgage Loans Receivable. In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s ten participating interests (collectively, the “Participating Interests”) at December 31, 2003, were: $150,000 in each of six Loans, $200,000 in each of two Loans and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 24 to 30 months with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at December 31, 2003 was $1,672,000. The average effective return recorded in 2003 from mortgage loans was approximately 13% of the net carrying value of the loans. The Company may purchase more participating interests in Loans in the future.

Employees

Currently, the Company has nine employees, all of which are employed on a full-time basis.

Competition

The Company competes with many other firms and individuals who develop real estate or hold undeveloped or developed property for lease or sale, many of whom have greater resources than the Company. While competitive conditions vary substantially, depending upon the geographical area and the type of real estate asset, within a particular market the most significant competitive factors generally are location, price and zoning

Completion of the Meadow Pointe project may take several more years and is dependent upon, among other things, the strength of the general economy and employment growth in the Tampa area, mortgage interest rates, competitive commercial and residential developments serving the same group of commercial developers and residential buyers and other factors related to the local Tampa real estate market. There are several other commercial and residential projects in the same market area as Meadow Pointe, along or near County Road 581. Competition from these projects may have an adverse impact on the rate of sales at Meadow Pointe.

Other Information

The Company's current business constitutes a single business segment, real estate, consisting of several properties.

Revenues from the Company’s lease agreement with Bank One covering the 220,000 square foot Tempe commercial building represent 60% of the Company’s 2003 revenues. Except for the foregoing, the Company's business is not dependent upon a single customer or a limited number of customers, and is not seasonal. The Company does not utilize raw materials, has no order backlog, and no material portion of its business is subject to government contracts. The Company has no trademarks, service marks or trade names other than Meadow Pointe. The Company does not engage in or make any expenditures with respect to research and development activities, and the Company's business is not materially affected by compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Certain Factors Affecting the Business

In evaluating the Company and its business, the following factors, in addition to the information mentioned elsewhere in this Form 10-KSB, should be given careful consideration.

 All of the Company’s rental revenues are derived from one property located in Tempe, Arizona. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our property. These events include, among other things: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics; and property damage resulting from seismic activity. The geographical concentration of the Company’s rental property in a single market may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Tempe area could adversely impact our financial condition, results from operations, cash flows and quoted per share trading price of our common stock.

A downturn in economic conditions would adversely affect the Company’s business. Moreover, the Company’s ability to generate sales revenues is directly related to the real estate market, primarily in Florida and to the economy in general. Considerable economic and political uncertainties currently exist. These uncertainties could have adverse effects on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general.

The Company’s real estate development activities entail risks that include, among other things, the following factors: construction delays or cost overruns, which may increase project development costs; rising interest rates; an inability to obtain required governmental permits and authorizations; an inability of prospective purchasers to secure tenants or anchor tenants necessary to support the project; failure to achieve anticipated occupancy levels or rents; and, among other things, an inability to sell our inventory of commercial parcels.

The Company maintains workers compensation, commercial general liability, fire, extended coverage, rental loss, and directors’ and officers’insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry earthquake coverage, nor does the Company carry insurance for losses such as pollution, contamination, asbestos and seepage and terrorism. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If the Company experiences a loss, which is uninsured or which exceeds policy limits, the Company could lose the capital invested in the damaged property as well as the anticipated future cash flows from any such property.

These forward-looking statements are subject to factors beyond the Company’s control (such as weather, marketand economic forces) and, with respect to the future development of the Company’s land, the availability of financing and the ability to obtain various governmental entitlements. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Selected Financial Data

Following is a table of selected financial data of the Company for the last five years:

	Year ended December 31,
	(in thousands except per share amounts)

	2003	2002	2001	2000	1999

Income statement data:
Revenues	$3,004	$3,680	$8,983	$4,363	$6,332
Income before income taxes	462	1,485	3,197	1,722	3,183
Net income	271	906	1,839	1,722	3,839
Net income per share:
Basic	.08	.25	.52	.50	1.09
Diluted	.07	.24	.48	.46	1.00
Average shares used in computing basic net income per share	3,506	3,559	3,520	3,445	3,508
Average shares and equivalents used in computing diluted net income per share	3,677	3,771	3,813	3,776	3,852
Balance sheet data (at end of period):
Total assets	$28,788	$28,893	$29,128	$26,636	$25,140
Stockholders’ equity	27,516	27,321	27,683	25,956	24,159
Stockholders’ equity per share (diluted)(1)	$ 7.73	$ 7.44	$ 7.35	$ 7.03	$ 6.51
__________

(1)   Calculation of diluted stockholders’ equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

    Item 2.    Properties.

The Company leases its headquarters office space, consisting of approximately 2,339 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2009. The Company also rents approximately 830 square feet of office space, also under a lease agreement, at 125 Worth Avenue in Palm Beach, Florida. Rental of this space commenced February 1, 2002 and will terminate on February 28, 2007. The Company believes its office space is adequate for its current needs. (See Item 1, Business. Real Estate.)

 Item 3.    Legal Proceedings.

Meadow Pointe Litigation

On February 1, 2002, one of the Company’s subsidiaries, Trout Creek Properties, LLC, commenced an action in the United States District Court for the Middle District of Florida, asserting claims against Akerman, Senterfitt & Eidson, P.A. for attorney malpractice and breach of contract in connection with advice given relating to the proration of CDD special assessments at sales closings of lots in the Company’s Meadow Pointe project. In November of 2003, the United States District Court granted a motion for summary judgment filed by the Akerman law firm. In December of 2003, the Company filed its appeal with the Eleventh Circuit Court. The parties have completed briefing the appeal, and no date has been set for oral argument. Following the entry of the Judgment in the District Court, the Akerman firm filed a motion seeking to recover certain legal fees and expenses of approximately $304,000. The Company has filed an opposition to it. At the Company’s request, the District Court has deferred considering that motion until the pending appeal has been resolved, which may take several months. We do not believe that the Akerman motion will have a material impact on our continuing operations or overall financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol "BFEN". On February 29, 2004, there were approximately 400 holders of record of the Company's common stock.

The following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company's common stock during 2003 and 2002, all of which quotations represent prices between dealers, do not  include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Bid Quotations
2002	High	Low

1st Quarter	$9.05	$8.25
2nd Quarter	9.00	8.40
3rd Quarter	8.47	8.40
4th Quarter	8.85	8.26

2003	High	Low

1st Quarter	$8.75	$8.18
2nd Quarter	9.00	8.01
3rd Quarter	9.20	8.00
4th Quarter	9.01	7.75

The source of the foregoing quotations was the National Quotation Bureau, Inc.

No cash dividends were paid in 2003 or 2002. Any future declaration and payment of cash dividends will be subject to the discretion of the Board of Directors, and will depend upon the Company’s results of operations, financial condition, cash requirements, future prospects, changes to tax legislation, and other factors deemed relevant by the Company’s Board of Directors.

Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Forward Looking Statements

   The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

      The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s verbal notification to the Company that it does not intend to exercise its option to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations for the Three Years Ended December 31, 2003

During the years ended December 31, 2003, 2002 and 2001, the Company realized net income of $271,000, $906,000 and $1,839,000, respectively. Results for the years 2003, 2002 and 2001 included gains from sales of lots within Meadow Pointe of $430,000, $950,000 and $740,000, respectively. Gains from Meadow Pointe property sales in 2001 also included gains of $2,438,000 from the sale of an undeveloped commercial tract and $5,000 from the sale of a model home. In addition, results for the years 2003 and 2002 included gains from the sales of securities of $96,000 and $569,000, respectively.

The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue, costs and related timing and other factors affecting the project budget, were made during each of the years 2003, 2002 and 2001. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $22,000 in 2003, $108,000 in 2002 and $1,806,000 in 2001. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable. Property sales at Meadow Pointe are dependent upon, among other factors, the strength of the general economy in the Tampa area, mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold 120 developed lots at Meadow Pointe in 2003, 195 lots in 2002 and 447 lots in 2001. The decreased sales activity in 2003 reflects (1) a significant decline in lots available for sale as the project nears completion and (2) delays in permitting and lot development. As of December 31, 2003, there remained to be sold at Meadow Pointe, based on current estimates, approximately 128 residential lots, approximately 29 developable acres currently planned for multifamily residential units and three commercial tracts aggregating approximately 24 developable acres. (With respect to the multi-family parcel, the Company has engaged a Florida land use attorney who has expressed the view that a recently enacted Pasco County ordinance, which requires a park set-aside for new subdivisions in excess of 25 lots, should not apply to Meadow Pointe in view of the degree of completion of the project.) In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty the future sales activity at Meadow Pointe.

Real estate rental income in each of 2003, 2002 and 2001 included $1,815,000 of rental income from the Company's Tempe property (see Note G of Notes to Consolidated Financial Statements). Depreciation and amortization expenses during each of these three years were entirely attributable to the Tempe property.

Interest and dividend income from investments decreased to $109,000 and $252,000 in 2003 and 2002, respectively, from $350,000 in 2001 as a result of declining interest rates. Interest income from mortgage loans of $371,000 in 2003 and $173,000 in 2002 is derived from the Company=s participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note F of Notes to Consolidated Financial Statements).

Real estate operating expense of $70,000 and $115,000 in 2003 and 2001, respectively, was higher than the $15,000 of such expense in 2002, principally due to travel and other expenses related to the marketing of the Company’s Tempe property to prospective tenants in 2003 and legal expenses related to the Company=s disposition of its partnership interest in a limited liability company in 2001.

General and administrative expenses charged against income were $18,000 greater in 2003 than in 2002 and $214,000 greater in 2002 than in 2001. The higher expenses in 2003 and 2002 were primarily due to increases in the cost of employee health benefits, professional services and, in 2003 only, directors' and officers' liability insurance.

Liquidity and Capital Resources

At December 31, 2003, the Company held $14,687,000 in cash, cash equivalents and marketable securities, which, together with $1,672,000 in participating interests in mortgage loans with terms of two to three years, aggregated $16,359,000. Short-term and long-term liabilities at the same date were $1,272,000 in total. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note K of Notes to Financial Statements).

During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings were used to construct infrastructure improvements necessary for the development and sale of lots at Meadow Pointe. The districts may require additional financings from time to time; however, as the Company’s ownership of land within the districts diminishes with further lot sales, the impact on the Company is reduced accordingly (see Note N of Notes to Financial Statements).

In September 2003, representatives of Bank One, verbally notified the Company that Bank One did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16 acres located in Tempe, Arizona. The current ten year lease term expires on February 28, 2005. At December 31, 2003, contractual rental revenues from the lease are $2,310,000 through the remaining term of the lease. The Company has begun to market this property for lease to prospective tenants.
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

Critical Accounting Policies
The Company=s critical accounting policies are as follows:

–
Real estate sales and related profit from land sales within the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility of the consideration is probable and other criteria for sale and profit recognition are satisfied in accordance with accounting principles generally accepted in the United States governing profit recognition for real estate sales transactions. The related costs of sales are calculated based on specific identification or relative sales value. Periodic changes in estimates to the project budget are made as reductions in or additions to revenue and cost of sales.

–	Changes in estimates arise due to the following:

●	the expected sales value of specific lots changes;
●	the number of available lots changes due to changes in the use of the land;
●
the timing of sales changes; this impacts the amount of community development district (ACDD@) bond and general fund assessments paid by the Company. Assessments on CDD bonds with 20 year maturities and general fund assessments are transferred to the buyers upon sale of lots within each parcel of land;

●	changes in real estate property tax payments, development management fees and other related costs.

It is the Company=s policy to review and update its projections on the project on a regular basis. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

–	Real estate inventory held for current sale and land held for future development are stated at cost. Real estate rental property is stated at cost less accumulated depreciation.

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

To the extent that impairment has occurred, the excess of the carrying amount of a property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2003, the Company=s management believed that there was no impairment of the carrying value of the real estate inventory held for current sale and land held for future development and real estate rental property.

–
Deferred tax assets and liabilities are reflected at amounts at which realization of such amounts is more likely than not. Due to the uncertainty related to future profitability of the Company, realization of certain deferred tax assets may be uncertain. However, based on recent historical financial results and the expectation of positive financial results in future years, management believes that the deferred tax assets at December 31, 2003 will be realizable and the carrying amount of the deferred tax liabilities are appropriately stated.

–
The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. The Company currently uses the intrinsic value based method of accounting of stock compensation in accordance with APB 25 and related interpretations.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s 2003 consolidated financial statements.

Item 7.    Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules Covered by Report of Independent Auditors

Page

Report of independent auditors/accountants	13-14
Consolidated balance sheets at December 31, 2003 and 2002	15
Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001	16
Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001	17
Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001	18
Notes to consolidated financial statements	19-31
Schedule III – Real estate and accumulated depreciation at December 31, 2003	32
Schedule IV – Mortgage loans on real estate at December 31, 2003	33

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of
Directors of BF Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules for 2003 and 2002 listed in the Index at Item 7. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The 2001 consolidated financial statements and financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 18, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the 2003 and 2002 financial information set forth therein.

ERNST & YOUNG LLP

San Francisco, California
February 13, 2004

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission=s rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
February 18, 2002
(except with respect to the matter
discussed in Note N, as to which
the date is March 7, 2002)

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31, 2003 and 2002
(in thousands)

	2003	2002

ASSETS:
Cash and cash equivalents	$14,036	$11,214
Marketable securities available for sale, at market value	651	3,356
Mortgage loans receivable--	1,672	3,366
Other receivables	260	240
Real estate rental property, net of accumulated depreciation	2,012	2,063
Real estate inventory held for current sale and land held for future development	9,583	7,851
Lease contract receivable	193	354
Other assets	381	449

TOTAL ASSETS	$28,788	$28,893

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payables and accrued liabilities	$479	$544
Deferred income taxes	793	1,028

Total liabilities	1,272	1,572

Stockholders’ Equity:
Common stock, $.10 par value
Authorized -- 10,000,000 shares
Issued --
3,506,128 and 3,528,039 shares outstanding	351	353
Capital surplus	13,402	14,180
Retained earnings	13,953	13,682
Other accumulated comprehensive income (loss)(lo	(10)	16
Notes receivable from employees	(180)	(910)

Total Stockholders' Equity	27,516	27,321

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,788	$28,893

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	2003	2002	2001

Revenues:
Real estate sales	$680	$1,399	$6,768
Real estate rental income	1,815	1,815	1,815
Interest and dividends from marketable securities	109	252	350
Interest from mortgage loans	371	173	--
Other	29	41	50

	3,004	3,680	8,983
Costs and Expenses:
Cost of real estate sold	250	449	3,585
Real estate operating	70	15	115
Depreciation and amortization	96	96	96
General and administrative	2,222	2,204	1,990

	2,638	2,764	5,786

Income before gains from sales of securities and income taxes	366	916	3,197
Gains from sales of securities	96	569	--

Income before provision for income taxes	462	1,485	3,197

Provision for income taxes	191	579	1,358

Net income	$271	$906	$1,839

Net income per share:
Basic	$.08	$.25	$.52

Diluted	$.07	$.24	$.48

Average shares used in computing basic
net income per share	3,506	3,559	3,520
Average shares and equivalents used in
computing diluted net income per share	3,677	3,771	3,813

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001
(in thousands)
	2003	2002	2001

Common Stock - Shares
Balance at beginning of period	3,528	3,625	3,435
Purchases of common stock	(192)	(97)	(22)
Exercise of stock options	176	--	212
Principal and interest payments on notes receivable from employees	(6)	--	--

Balance at end of period	3,506	3,528	3,625

Common Stock – Par Value
Beginning of period	$353	$362	$343
Purchases of common stock	(19)	(9)	(2)
Exercise of stock options	18	--	21
Principal and interest payments on notes receivable from employees	(1)	--	--

Balance at end of period	$351	$353	$362

Capital Surplus:
Balance at beginning of period	$14,180	$15,010	$14,256
Purchases of common stock - excess over par value	(1,632)	(827)	(190)
Exercise of stock options - excess over par value	488	--	509
Benefit for income taxes from exercise of stock options	424	--	435
Principal and interest payments on notes receivable from employees	(58)	--	--
Other	--	(3)	--

Balance at end of period	$13,402	$14,180	$15,010

Retained Earnings:
Balance at beginning of period	$13,682	$12,776	$10,937
Net income	271	906	1,839

Balance at end of period	$13,953	$13,682	$12,776

Accumulated other comprehensive income (loss):
Balance at beginning of period	$16	$445	$420
Unrealized gains (losses) from marketable equity securities, net of income taxes	33	(89)	25
Less: reclassification adjustment for gains from sales of securities included in net income	(59)	(340)	--

Balance at end of period	$(10)	$16	$445

Notes receivable from employees:
Balance at beginning of period	$(910)	$(910)	$--
Notes issued	--	--	(889)
Interest on notes	(21)	(44)	(21)
Principal and interest payments	751	44	--

Balance at end of period	$(180)	$(910)	$(910)

Accumulated comprehensive income:
Balance at beginning of period	$13,698	$13,221	$11,357

Net income	271	906	1,839
Unrealized gains (losses) from marketable
equity securities, net of income taxes	33	(89)	25
Less: reclassification adjustment for gains from sales of securities, net of income taxes	(59)	(340)	--

Comprehensive income for period	245	477	1,864

Balance at end of period	$13,943	$13,698	$13,221

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(in thousands)
	2003	2002	2001

Cash flows from operating activities:
Net income	$271	$906	$1,839
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gains from sales of securities	(96)	(569)	--
Gains from sales of real estate	(430)	(950)	(3,183)
Gain from sale of investment in partnership	--	--	(15)
Tax benefit from exercise of stock options	424	--	435
Provision for deferred income taxes	(180)	561	631
Net cash proceeds from sales of real estate	559	1,140	7,815
Real estate development costs	(1,967)	(1,280)	(2,878)
Reimbursement of real estatedevelopment costs	106	1,615	6,591
Changes in certain assets and liabilities:
Decrease (increase) in receivables	(20)	(47)	42
Decrease in lease contract receivable	161	138	121
Increase (decrease) in payables and accrued liabilities	(65)	(119)	149
Other net	59	(74)	184

Adjustments to net income	(1,449)	415	9,892

Net cash provided (used) by operating activities	(1,178)	1,321	11,731

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,382	1,358	--
Purchases of marketable securities	(1,623)	(2,988)	(1,127)
Principal payments on marketable debt securities	--	883	--
Sale of mortgage loan	--	150	--
Principal payments on mortgage loans	1,998	321	--
Additions to mortgage loans receivable	(304)	(3,837)	--
Issuance of notes receivable from employees	--	--	(380)
Principal and interest payments on notes receivable from employees	692	--	--
Proceeds from sale of investment in partnership	--	--	901
Investment in partnership, net	--	--	26

Net cash provided (used) by investing activities	5,145	(4,113)	(580)

Cash flows from financing activities:
Purchases of the Company's common stock	(1,145)	(836)	(192)
Reductions in subordinated debentures	--	(48)	(118)
Proceeds from exercise of stock options	--	--	21

Net cash used by financing activities	(1,145)	(884)	(289)

Net increase (decrease) in cash and cash equivalents	2,822	(3,676)	10,862
Cash and cash equivalents at beginning of period	11,214	14,890	4,028

Cash and cash equivalents at end of period	$14,036	$11,214	$14,890

Supplemental disclosures of cash flow information:
Income taxes:
Cash paid during the year	$1	$89	$292
Cash received during the year from refunds	(53)	(30)	--

	$(52)	$(59)	$292

Supplemental disclosure of noncash investing and financing activities:
Tender or surrender of the Company’s common stock for:
Stock option exercise costs	$506	$--	$--
Principal and interest payments on notes receivable from employees	59	--	--
Issuance of notes receivable from employees	--	--	509

The accompanying notes are an integral
Part of these consolidated statements.

18
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

Note A - Business

BF Enterprises, Inc. and its subsidiaries (collectively the "Company") currently are engaged primarily in the real estate business, including the i) final stages of the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and ii) as owner and landlord, leasing of a 220,000 square foot building on 16 acres in Tempe, Arizona. In addition, the Company owns approximately 21 acres of undeveloped land in suburban Nashville, Tennessee.

Revenues from the Company’s lease agreement with Bank One covering the 220,000 square foot Tempe commercial building represent 60% of the Company’s 2003 revenues. Except for the foregoing, the Company’s business is not dependent upon a single customer or a limited number of customers.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2003, 2002 and 2001. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Investments in Marketable Securities Available For Sale

In accordance with Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable securities, which are classified as “available-for-sale” in the accompanying consolidated balance sheets, are carried at a fair value, with the unrealized gains and losses reported in a separate component of consolidated stockholders’ equity as other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in consolidated income. The cost of securities sold is based on the specific identification method.

Mortgage Loans Receivable

Mortgage loans receivable represent participating interests in loans acquired through a private real estate investment firm (see Note F of Notes to Consolidated Financial Statements). All of the loans are secured by First Deeds of Trust in real property and are carried at unpaid principal balances. The Company monitors the recovery of its loans and notes receivable through on-going contact with the program sponsor and its borrowers, to ensure timely receipt of interest and principal payments. Interest on mortgage loans is recognized as revenue as it

19
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001 accrues during the period the loan is outstanding. Mortgage loans receivable are evaluated periodically for impairment. If it becomes evident that the borrower is unable to meet its debt service obligations and cannot satisfy its payments using sources other than sales or operations of the property securing the loan, such loan will be considered impaired. Interest income on impaired loans will cease to accrue and the recorded amount will be reduced to the fair value of the collateral securing it.

Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development includes land, land development and carrying costs, including real estate taxes and assessments, management fees and other costs incurred in accordance with an agreement with the Meadow Pointe project development manager. Costs are allocated to individual lots based on the specific identification or relative sales value method. Real estate inventory held for current sale and land held for future development is carried at the lower of cost or fair market value. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the project. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales values and profits of the Company=s inventory of land held for current sale and future development could be materially different than current expectations. To the extent that impairment has occurred, the excess of the carrying amount of such property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2003, the Company's management believed that there was no impairment of the carrying value of the real estate.

Real Estate Rental Property

Real estate rental property is stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered from estimated future undiscounted cash flows, in which case, the carrying value of the property is reduced to its estimated fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's property could be materially different than current expectations. At December 31, 2003, the Company’s management believed that there was no impairment of the carrying value of the property.

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

20
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

It is the Company's policy to review and update its project projections on a regular basis and make changes in estimates to the expected sales revenue of the remaining parcels in the project, changes in use of the land available in the project, the related timing of sales, and adjustments to costs (proportional to the percentage of completion) and other factors. Periodic adjustments to sales revenue and profit are made to reflect these changes in estimates. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $22,000 in 2003, $108,000 in 2002 and $1,806,000 in 2001. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Real estate rental income is recognized on a straight-line basis over the term of the leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of ninety (90) days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers' acceptances, and commercial paper, all of which are carried at cost, which approximates fair value.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. The Company currently uses the intrinsic value based method of accounting for stock-based compensation in accordance with APB 25 and related interpretations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and tax credit carryforwards, to the extent that realization of such benefits is more likely than not.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet.

21

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s 2003 consolidated financial statements.

Note C - Business Segments

The Company currently is engaged in only one business segment. The Company's net investment in, and the operating results of, its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note D - Earnings Per Share

Basic earnings per share is computed as earnings divided by the weighted average number of shares outstanding during the reported period, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share gives effect to such dilutive securities using the treasury stock method. Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income	$271	$906	$1,839
Weighted average number of shares outstanding:
Common stock	3,506	3,559	3,520
Common stock equivalents – stock options	171	212	293

	3,677	3,771	3,813

Net income per share:
Basic – based on weighted average number of shares of common stock outstanding	$ .08	$ .25	$ .52

Diluted – based on weighted average number of shares of common stock and common stock equivalents outstanding	$ .07	$ .24	$ .48

22
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

Note E - Marketable Securities Available for Sale

The fair values of marketable securities available for sale as of December 31, 2003 and 2002 were as follows (in thousands):

	2003			2002

	Cost	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Losses	Fair Value

Common Stock	$667	$(16)	$651	$342	$26	$368
Treasury Bills	--	--	--	2,988	--	2,988

	$667	$(16)	$651	$3,330	$26	$3,356

Proceeds from sales of securities available for sale were $4,382,000 in 2003 and $1,358,000 in 2002. There were no such sales in 2001. Gains of $96,000 and $569,000 were realized on securities sales in 2003 and 2002, respectively.

Note F - Mortgage Loans Receivable

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s ten participating interests (collectively, the “Participating Interests”) at December 31, 2003, were: $150,000 in each of six mortgage Loans, $200,000 in each of two Loans and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 24 to 30 months with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at December 31, 2003 was $1,672,000. The average effective return recorded in 2003 from mortgage loans was approximately 13% of the net carrying value of the loans. The Company may purchase more participating interests in Loans in the future.

Note G - Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA (“Bank One”), a subsidiary of Bank One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. At December 31, 2003, contractual rental revenues from the lease with Bank One are $1,980,000 in 2004 and $330,000 in the two months

23
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001 ending February 28, 2005, the lease expiration date. On September 25, 2003, representatives of Bank One verbally notified the Company that Bank One did not intend to exercise its renewal option under the lease agreement. The Company has begun to market the property for lease to prospective tenants. On January 1, 1996, as required by accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 for the period ending February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

Real estate rental property for the years ended December 31, 2003 and 2002 was as follows (in thousands):
	Cost	Accumulated Depreciation	Net

2003	$4,470	$2,458	$2,012

2002	$4,470	$2,407	$2,063

Note H - Real Estate Inventory Held for Current Sale and
Land Held for Future Development

At December 31, 2003, real estate inventory held for current sale and land held for future development consisted primarily of approximately 95 acres of the 1,724 acres originally included in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,583,000 at December 31, 2003 and $7,851,000 at December 31, 2002. The Company believes that the current fair market value of these assets is greater than their carrying value.

Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds, of which approximately $19 million was outstanding at December 31, 2003. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems.

Approximately $22 million of the aggregate $79.6 million of capital improvement revenue bonds issued by the districts are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds are payable over a fixed term, but must be prepaid in part each time a developed lot or other land is sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the

24
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001 same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If any parcel owner, including the Company's subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner's parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 2003, parcels of land owned by the Company's subsidiaries were subject to bonds in the principal amount of approximately $5 million. These bonds are not reflected on the Company's Consolidated Balance Sheets. Bond assessments will be paid by the Company if, as and when required.

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

In March 2002, the Company and Devco II Corporation, a Florida corporation and the development manager of Meadow Pointe (“Devco”), amended the Development and Management Agreement dated March 1, 1991, pertaining to the payment of development and management fees at Meadow Pointe (the “Amendment”). Under the terms of this Amendment, Devco is entitled to a fee equal to five percent of the sales prices as shown on the settlement statements upon closing of all remaining land parcels at Meadow Pointe subsequent to January 1, 2002. In addition, Devco will be eligible to receive up to $300,000 in bonus payments if sales of certain parcels are sold no later than December 31, 2004. Effective January 1, 2002, Devco is not entitled to receive any additional fee or expense reimbursements from the Company or from either of the two Meadow Pointe community development districts. In 2002 and 2003, Devco received an aggregate of $604,000 from the Company under this arrangement and, based on current sales projections and the expectation that the entire $300,000 in bonus payments are achieved, the Company will pay to Devco an aggregate of approximately $750,000 in 2004. As of December 31, 2003, the Company had advances outstanding to Devco of approximately $255,000 pursuant to the Amendment.

Note I - Income Taxes

The Company's provision for income taxes for the years ended December 31, 2003, 2002 and 2001, consisted of (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal income taxes	$345	$(3)	$358
Federal alternative minimum taxes	(54)	38	90
State income taxes	80	(17)	279
Deferred federal and state income taxes	(180)	561	631

	$191	$579	$1,358

25
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

As of December 31, 2003 and 2002, the Company had recorded the following net deferred tax liabilities and assets:

	Tax Effect (in thousands)

	December 31, 2003	December 31, 2002

Deferred tax assets:
Net operating loss carryforwards	$1,757	$1,117
Federal Alternative Minimum tax credits	248	302
Deferred tax liabilities:
Land basis	(2,576)	(2,201)
Unrealized securities gains	6	(10)
Effect of accelerated depreciation	(266)	(248)
Other	38	12

Net deferred tax liabilities	$(793)	$(1,028)

The following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

Expected federal statutory income tax rate	34.0%	34.0%	34.0%

State income taxes, net of federal tax benefit	5.6	5.9	4.5
Adjustment to valuation of state net operating loss carryforwards	(6.2)	(1.9)	3.2
Adjustments to prior year state income taxes	8.0	1.0	1.0
Other	--	--	(0.2)

Effective tax rate	41.4%	39.0%	42.5%

26

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

At December 31, 2003, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $4,500,000 which will expire as follows (in thousands):

2008	$900
2009	100
2010	800
2013	1,400
2017	1,300

$4,500

Note J - Commitments and Contingencies

Rental Commitments

Rental expense, primarily for office premises, amounted to $126,000, $110,000 and $98,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's projected minimum rental commitments under two office leases, one in San Francisco, California which, as amended, commenced on February 1, 2004 and expires on January 31, 2009, and another in Palm Beach, Florida, which commenced February 1, 2002 and expires on February 28, 2007, are:

2004	$89,000
2005	87,000
2006	87,000
2007	56,000
2008	49,000
2009	4,000

$372,000

Legal Matters

On February 1, 2002, one of the Company’s subsidiaries, Trout Creek Properties, LLC, commenced an action in the United States District Court for the Middle District of Florida, asserting claims against Akerman, Senterfitt & Eidson, P.A. for attorney malpractice and breach of contract in connection with advice given relating to the proration of CDD special assessments at sales closings of lots in the Company’s Meadow Pointe project. In November of 2003, the United States District Court granted a motion for summary judgment filed by the Akerman law firm. In December of 2003, the Company filed its appeal with the Eleventh Circuit Court. The parties have completed briefing the appeal, and no date has been set for oral argument. Following the entry of the Judgment in the District Court, the Akerman firm filed a motion seeking to recover certain legal fees and expenses of approximately $304,000. The Company has filed an opposition to it. At the Company’s request, the District Court has deferred consideration of that motion until the pending appeal has been resolved, which may take several months. We do not believe the Akerman motion will have a material impact on our consolidated continuing operations or overall financial condition.

27
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

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

Note K - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. In 2003, 2002 and 2001, the Company purchased an aggregate of the following number of shares of its common stock: 88,693 shares for $716,000 in 2003; 96,600 shares for $836,000 in 2002, of which 60,000 shares were purchased from an officer and director of the Company for $525,000; and 22,200 shares for $192,000 in 2001.

In 2001, five of the Company's employees exercised options for the purchase of 212,000 shares of the Company's common stock. The Company received proceeds from the exercises of the options of (1) $21,000 cash and (2) notes for $889,000, which included $380,000 for withholding taxes resulting from the option exercises. In 2003, three employees, including an officer who is also a director, repaid their notes in full. One note was paid with cash in the amount of $684,000, which included payment of $28,000 of accrued interest. The other notes, in the aggregate amount of $59,000, including $3,000 of accrued interest, were paid with the tender or surrender by two employees of 6,343 shares of the Company’s common stock with an average market value of $9.21 per share. In February 2004, the two remaining notes, in the aggregate amount of $181,000, including $4,000 of accrued interest, were repaid in full by two employees, both of whom are officers, with the tender or surrender of 20,437 shares of the Company’s common stock with an average market value of $8.85 per share. All of the notes were repaid under their original terms. All of the notes were full-recourse and were secured by the shares issued in connection with the option exercises. Interest rates ranged from 4.59% to 5.12% per annum and were equal to the Applicable Federal Rates in effect at the time the notes were issued. Interest on the notes was due annually on the anniversary date of each note and principal of the notes and accrued but unpaid interest was due on the earlier of (1) the fifth anniversary of the issuance of each note or (2) the sale of the shares purchased in connection with the exercise of options.

Also in 2003, six of the Company’s employees, including four executive officers, two of whom are directors, exercised options for the purchase of an aggregate of 176,000 shares of the Company’s common stock. In accordance with option agreements by and between each employee and the Company, dated November 15, 1993, the employees tendered or surrendered 102,875 shares of the Company’s common stock, with an average market value of $9.11 per share, as payment of exercise costs aggregating $935,000, which included $429,000 of withholding taxes resulting from the option exercises.

28
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

Note M - Stock Plans

The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company's 1994 Stock Option Plan for Outside Directors (the "1994 Director Plan"), provides for the grant of stock options to those of its directors who are not employed by the Company (the "Outside Directors"); no new grants of options may be made under the 1994 Director Plan.

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

In accordance with its terms, the 1994 Director Plan terminated on February 16, 2004, the tenth (10th) anniversary of its adoption by the Board. The 1994 Director Plan replaced the Company's Non-Employee Directors' Option Plan (the "Original Director Plan"). Under the Original Director Plan, each Outside Director was automatically granted, upon election as a director, a non-qualified option for 5,000 shares of the Company's common stock. All of the options which were granted under the Original Director Plan have been exercised. No new options may be granted under the Original Director Plan.

Pursuant to the 1994 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company's common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,000 shares of the Company's common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May of each of the years 1995 through 2003. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company’s common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May of each of the years 1998 through 2003. Another Outside Director was appointed in October 2003 to fill a vacancy created by the death of one of the Company’s Outside Directors and, at that time, was granted a non-qualified option to purchase 5,000 shares of the Company’s common stock.

In accordance with the intrinsic value based method of accounting prescribed by APB 25, the Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with the fair value based method of accounting prescribed by SFAS 123, the Company’s consolidated net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

		2003	2002	2001

Net income:	As reported	$271	$906	$1,839
	SFAS 123 Adjustment	(64)	(12)	(22)

	Pro forma	$207	$894	$1,817

Diluted income
per share:	As reported	$.07	$.24	$.48
	SFAS 123 Adjustment	(.01)	.00	.00

	Pro forma	$.06	$.24	$.48

29
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

As of December 31, 2003 and March 14, 2004, 322,500 shares and 307,500 shares (unaudited), respectively, were available for future grant under the 1997 Plan. As of December 31, 2003, 32,000 shares were available for future grant under the 1994 Director Plan. As of December 31, 2003 and March 14, 2004, 504,500 and 519,500 (unaudited), respectively, of the stock options granted under these plans were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vested at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Risk free interest rate	2.2%	1.7%	3.6%
Expected dividend yield	None	None	None
Expected life of options	3 years	3 years	3 years
Expected volatility	34.6%	15.1%	36.9%

Based on these assumptions, the weighted average fair value of options granted would be calculated as $2.27 in 2003, $1.20 in 2002 and $2.47 in 2001.

A summary of the status of the Company's stock option plans at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table below:
	2003		2002		2001

	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at Beginning of Year	634,500	$5.77	624,500	$5.70	833,000	$4.88
Granted	46,000	8.65	10,000	9.39	9,000	8.43
Exercised	(176,000)	2.88	--	--	(212,000)	2.50
Expired	--	--	--	--	(5,500)	7.25

Outstanding at End of Year	504,500	7.04	634,500	5.77	624,500	5.70

Exercisable at End of Year	504,500	7.04	634,500	5.77	624,500	5.70

30
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2003, 2002 and 2001

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding and Exercisable

	Number
	Outstanding and	Weighted Average	Weighted Average
	Exercisable at	Remaining	Exercise
Range of Exercise Prices	12/31/03	Contractual Life	Price

$3.87 to $4.75	94,000	1.80 years	4.66
$5.87 to $6.25	103,000	2.86 years	6.23
$7.25 to $9.65	307,500	5.31 years	8.04

	504,500

Note N – Event Subsequent to Date of Independent Auditors' Report (Unaudited)

In March 2004, Meadow Pointe II Community Development District (the “District”) notified the Company of its intention to issue District Revenue Refunding Bonds, Series 2004 (the “Series 2004 Bonds”). According to the District, the Series 2004 Bonds are being issued to i) redeem the outstanding principal amount of the Meadow Pointe II Community Development District Capital Improvement Revenue Bonds, Series 1995 (the “Series 1995 Bonds”); ii) to pay for the construction of certain recreational facilities within the District; iii) to pay the cost of issuance of the Series 2004 Bonds, and iv) to reduce the annual assessments on properties within the District in view of the improved credit worthiness of the District and the favorable interest rate climate.

As of February 29, 2004, approximately $1,840,000 of the Series 1995 Bonds encumber the Company's multifamily and commercial properties, requiring an annual assessment of approximately $250,000. Following the issuance of the Series 2004 Bonds, it is estimated that approximately $2,150,000 will encumber the multifamily and commercial properties, requiring an annual assessment payment of approximately $215,000.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
BF ENTERPRISES, INC. AND SUBSIDIARIES
December 31, 2003
(Thousands of dollars)

	Initial Cost to Company		Gross Account at Which Carried at Close of Period
Life on Which
Depreciation
in Latest
Statements
		Buildings and		Buildings and		Accumulated	Date of	Date	of Operations
Description	Land	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed

Office Building - Tempe, Arizona	$ 736	$ 3,734	$ 736	$ 3,734	$ 4,470	$ 2,458	1977	1977	40 Years

Notes:
(1)   For Federal income tax purposes at December 31, 2003, real estate was carried at a cost of $1,326,000.
(2)   Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,

	2003		2002		2001

	Investment	Accumulated	Investment	Accumulated	Investment	Accumulated
	Amount	Depreciation	Amount	Depreciation	Amount	Depreciation

Balance at beginning of year	$ 4,470	$ 2,407	$ 4,470	$ 2,356	$ 4,470	$ 2,305
Additions: Depreciation charged to costs & expenses	--	51	--	51	--	51

Balance at end of year	$ 4,470	$ 2,458	$ 4,470	$ 2,407	$ 4,470	$ 2,356

BF ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2003 ($ in thousands)
		Final	Face			Balloon
	Interest	Maturity	Amount		Carrying	Payment
	Rate (%)	Date	(1)(2)(3)		Amount	at Maturity
Conventional First Mortgage Loans (9-13):
Land and land development:
Kaufman County, Texas	15	11/04	150		48	48
Pelican Bay, Texas	14	12/04	150		131	131
Grayson County, Texas	14	12/04	150		118	118
Fate, Texas	12	07/04	500	(4)	437	437
Fort Worth, Texas	15	10/04	150	(4)(5)	150	150
Fort Worth, Texas	12	10/05	150	(4)(5)	150	150
Balch Springs, Texas	12-1/2	01/05	200		138	138
Allen, Texas	14	12/04	200	(4)(6)	100	100
Manufacturing facility and land:
Nacona, Texas and
Cooke County, Texas	13-1/2	07/04	150	(4)(7)	150	150
Warehouse:
Dallas County, Texas	10-1/4	04/04	250	(4)(8)	250	250

			$1,900		$1,672	$1,672

(1)   Face amount represents the Company’s participating interest in loans acquired through a real estate investment sponsor.
(2)   Interest only until maturity.
(3)   All loans contain late penalties that entitle the Company to a pro rata portion of fifty percent
(50%) of any such penalties. The remaining fifty percent (50%) of such penalties inures to the sponsor.
(4)   Loan contains prepayment penalties that entitle the Company to a pro rate portion of fifty percent
 (50%) of such penalties. The remaining fifty percent (50%) of such penalties inures to the sponsor.
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
(9)   An administrative fee of one-half percent is deducted from the indicated interest rate by a real estate investment sponsor.
(10)         None of the mortgages is encumbered by liens in priority to the Company’s Deeds of Trust.
(11)         None of the principal amounts of the mortgages is subject to delinquent principal or interest.
(12)
Balance at beginning of period	$ 3,366
Additions during the period:
New mortgage loans	304
Deductions during the period:
Collections of principal	(1,998)
$ 1,672

 (13)  At December 31, 2003, mortgage loans on real estate were carried at an amount of $1,672 for Federal income tax purposes.

    Item 8.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

    Item 8a.   Controls and Procedures

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

PART III

Item 9.  Directors and Executive Officers of the Registrant.

The information required by Item 9 is incorporated by reference from the Company’s Proxy Statement, under the caption “Nominees of the Present Board of Directors” and “Executive Officers,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 13, 2004.

Item 10.  Executive Compensation.

The information required by Item 10 is incorporated by reference from the Company’s Proxy Statement, under the caption “Compensation of Executive Officers and Directors,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 13, 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information about the Company’s compensation plans as of December 31, 2003. All outstanding awards relate to our $.10 par value Common Stock. For additional information about our equity compensation plans, see Note L of Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities reflected in Column (a) (c)

Equity Compensation Plans Approved by Security Holders:

1993 Long-Term Equity Incentive Plan	204,500	$5.93	0

1994 Stock Option Plan for Outside Directors	68,000	$7.28	32,000

1997 Long-Term Equity Incentive Plan	232,000	$7.94	322,500

Equity Compensation Plans Not Approved by Security Holders:	0	0	0

Total	504,500	$7.04	354,500

(1)   The Company's 1997 Long-Term Incentive Plan (the "1997 Plan") provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company's 1993 Long-Term Equity Incentive Plan (the "1993 Employee Plan") governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company's 1994 Stock Option Plan for Outside Directors (the “1994 Director Plan”) provides for the grant of stock options to those of its directors who are not employed by the Company. The 1994 Director Plan terminated on February 16, 2004, in accordance with its terms. For additional information, see Note M of Notes to Consolidated Financial Statements.

The other information required by Item 11 is incorporated by reference from the Company’s Proxy Statement, under the caption “Beneficial Stock Ownership,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 13, 2004.

Item 12.   Certain Relationships and Related Transactions.

The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 13, 2004.

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements

The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 8 of this report:

Report of independent auditors.

Consolidated balance sheets at December 31, 2003 and 2002.

Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.

Consolidated statements of stockholders' equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

Notes to consolidated financial statements.

Selected quarterly financial data for the years ended December 31, 2003 and 2002 have not been included in the notes to the financial statements as they were not required.

Financial Statement Schedules:

III - Real estate and accumulated depreciation

IV – Mortgage loans on real estate

All other schedules have been omitted as they are inapplicable.

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

*10.10b
Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 - incorporated by reference to Exhibit 10.10b to the registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

*10.10e
Amendment Agreement to Amended and Restated Employment Agreement, by and between BF Enterprises, Inc. and Brian P. Burns, dated July 3, 2003 – incorporated by reference to Exhibit 10.10e to the registrant’s Quarterly Report on Form 10-QSB for the quarter ending June 30, 2003.

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

*10.12c
Second Amendment of the registrant's Profit Sharing Plan, adopted March 31, 1995 - incorporated by reference to Exhibit 10.12c to the registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.12d
Amended and Restated BF Enterprises, Inc. Profit Sharing Plan, dated January 1, 2001 - incorporated by reference to Exhibit 10.12 (d) to the registrant=s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.13
Amended Trust Agreement, under the registrant's Profit Sharing Plan, dated September 7, 1992, between the registrant and John M. Price, as trustee - incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

38

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

10.19d	Lease Extension Agreement, dated as of July 10, 2003, between 100 Bush Corporation, as landlord, and the registrant, as tenant – filed herewith

10.20
Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to Exhibit 10.22 to the registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

*10.30
Term Sheet - Proposed Compensation Program between Trout Creek Development Corporation and Devco II Corporation - incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.31
Form of Security Agreement used in connection with exercise of stock options - incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.32
Form of Promissory Note Secured by Pledge of Stock used in connection with exercise of stock options - incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.33
Lease Agreement, dated as of January 11, 2002, by and between the registrant and 125 Worth Avenue Limited Partnership - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10.34
Master Participation Agreement, effective as of March 14, 2002, by and between the registrant and Graham Mortgage Corporation - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

*10.35
Form of Indemnification Agreement, entered into by and between the Company and each Director and Executive Officer of the Company, including Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Charles E.F. Millard, Paul Woodberry, Stuart B. Aronoff, S. Douglas Post and Brian P. Burns, Jr. – incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.

14.1	BF Enterprises, Inc. Code of Ethics for the Chief Executive Officer and the Senior Financial Officers – filed herewith.

14.2	BF Enterprises, Inc. Corporate Code of Conduct – filed herewith.

21	Subsidiaries of the registrant.

31.1
Certification of Brian P. Burns, Chairman of the Board, President and Chief Executive Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

31.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

32.1	Certification of Brian P. Burns, Chairman of the Board, President and Chief Executive Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.

32.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b)	Reports on Form 8-K

The registrant filed a Form 8-K, dated October 28, 2003, announcing the appointment on October 28, 2003, by the Company’s Board of Directors, of Thomas C. Quick as a new director of the Company to fill a vacancy created by the death on October 20, 2003 of director Charles E.F. Millard.

Item 14.   Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the Company’s Proxy Statement, under the caption “Audit Fees,” which Proxy Statements will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ S. Douglas Post

Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ Brian P. Burns

Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ Paul Woodberry

Executive Vice President and a Director

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ Daniel S. Mason

Director

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ Ralph T. McElvenny, Jr.

Director

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ Thomas C. Quick

Director

BF ENTERPRISES, INC.

Date: March 29, 2004	By:	/s/ S. Douglas Post

Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

