Form 10QSB
period 2004-03-31
BF ENTERPRISES INC
filed 2004-05-11
CIK 814856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 0-15932

BF ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)
100 Bush Street Suite 1250 San Francisco, California 94104 (Address of principal executive offices) Issuer's telephone number, including area code (415) 989-6580

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2004:

3,491,131 shares of $.10 par value Common Stock

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

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.
BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	March 31, 2004	December 31, 2003

	(Unaudited)

ASSETS:
Cash and cash equivalents	$14,291	$14,036
Marketable securities available for sale, at market value	619	651
Mortgage loans receivable	1,565	1,672
Other receivables	27	260
Real estate rental property, net of accumulated depreciation	1,999	2,012
Real estate inventory held for current sale
and land held for future development	9,878	9,583
Lease contract receivable	186	193
Other assets	338	381

TOTAL ASSETS	$28,903	$28,788

LIABILITIES AND STOCKHOLDERS' EQUITY:
Payables and accrued liabilities	$421	$479
Deferred income taxes	859	793

Total liabilities	1,280	1,272

Stockholders' equity:
Common stock, $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding -
3,485,691 and 3,506,128 shares	349	351
Capital surplus	13,223	13,402
Retained earnings	14,080	13,953
Accumulated other comprehensive loss	(29)	(10)
Notes receivable from employees	--	(180)

Total stockholders' equity	27,623	27,516

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,903	$28,788

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Revenues:
Real estate sales	$303	$7
Real estate rental income	454	454
Interest from mortgage loans	50	106
Interest and dividends from marketable securities	27	34
Other	--	11

	834	612

Costs and Expenses:
Cost of real estate sold	83	3
Depreciation and amortization	24	24
General and administrative	521	550

	628	577

Income before gains from sales of securities and provision for income taxes	206	35
Gains from sales of securities	--	23

Income before provision for income taxes	206	58
Provision for income taxes	79	14

Net income	$127	$44

Net income per share: Basic Diluted	$.04 $ .04	$.01 $ .01

Weighted average shares used in computing basic net income per share	3,494	3,525
Weighted average shares and equivalents used in computing diluted net income per share	3,591	3,732

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2004	2003

Common stock - shares:
Balance at beginning of period	3,506	3,528
Principal and interest payments on notes receivable from employees	(20)	--
Purchases of common stock	--	(8)

Balance at end of period	3,486	3,520

Common stock – par value:
Balance at beginning of period	$351	$353
Principal and interest payments on notes receivable from employees	(2)	--
Purchases of common stock	--	(1)

Balance at end of period	$349	$352

Capital surplus:
Balance at beginning of period	$13,402	$14,180
Principal and interest payments on notes receivable from employees – excess over par value	(179)	--
Purchases of common stock - excess over par value	--	(63)

Balance at end of period	$13,223	$14,117

Retained earnings:
Balance at beginning of period	$13,953	$13,682
Net income	127	44

Balance at end of period	$14,080	$13,726

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(10)	$16
Unrealized losses from marketable equity securities, net of income taxes	(19)	(22)
Less: reclassification adjustment for gains from sales of securities included in net income	--	(32)

Balance at end of period	$(29)	$(38)

Notes receivable from employees:
Balance at beginning of period	$(180)	$(910)
Interest on notes received from employees	(1)	(11)
Principal and interest payments	181	--

Balance at end of period	$--	$(921)

Accumulated comprehensive income:
Balance at beginning of period	$13,943	$13,698

Net income	127	44
Unrealized losses from marketable equity securities, net of income taxes	(19)	(22)
Less: reclassification adjustment for gains from sales of securities included in net income	--	(32)

Comprehensive income for period	108	(10)

Balance at end of period	$14,051	$13,688

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$127	$44
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gains from sales of real estate	(220)	(4)
Gains from sales of securities	--	(23)
Provision for deferred income taxes	79	15
Net cash proceeds from sales of real estate	247	7
Real estate development costs	(357)	(242)
Reimbursement of real estate development costs	35	24
Changes in certain assets and liabilities:
Decrease in other receivables	233	58
Decrease in lease contract receivable	7	--
Decrease in payables and accrued liabilities	(58)	(49)
Other, net	55	(20)

Total adjustments to net income	21	(234)

Net cash provided (used) by operating activities	148	(190)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	107	311
Additions to mortgage loans receivable	--	(141)
Proceeds from sales of marketable equity securities	--	129
Proceeds from maturities of marketable securities	--	2,988
Purchases of marketable securities	--	(61)

Net cash provided by investing activities	107	3,226

Cash flows from financing activities:
Purchases of the Company’s common stock	--	(64)

Net cash used by financing activities	--	(64)

Net increase in cash and cash equivalents	255	2,972
Cash and cash equivalents at beginning of period	14,036	11,214

Cash and cash equivalents at end of period	$14,291	$14,186

Supplemental disclosure of non-cash investing activities:
Tender or surrender of the Company’s common stock for:
Principal and interest payments on notes receivable from employees	$181	--
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2004, and the consolidated results of its operations and its consolidated cash flows for the three months ended March 31, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 and in the Company's Form 10-QSB for the quarterly period ended March 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year or any other or future period.

Note B – Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Net Income	$ 127	$ 44

Weighted average number of shares outstanding:
Common stock	3,494	3,525
Common stock equivalents – stock options	97	207

	3,591	3,732

Income per share: Basic - based on weighted average number of shares of common stock outstanding	$ .04	$ .01

Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$ .04	$ .01

Note D - Mortgage Loans Receivable

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s nine participating interests (collectively, the “Participating Interests”) at March 31, 2004, were: $150,000 in each of five mortgage Loans, $200,000 in each of two Loans and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 24 to 30 months with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at March 31, 2004 was $1,565,000. All loans are currently performing and are being serviced in accordance with their terms. The Company may purchase more participating interests in Loans in the future.

Note E - Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease with Bank One, Arizona, NA (“Bank One”), a subsidiary of Bank One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Contractual rental revenues from the lease with Bank One are $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005, the lease expiration date. On September 25, 2003, representatives of Bank One verbally advised the Company that Bank One did not intend to exercise its renewal option under the lease agreement. The Company is actively marketing the property for lease to prospective tenants.

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

Note F- Real Estate Inventory Held for Current Sales and Land
Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 90 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet substantially complete are considered to be held for future development. These assets were carried at a cost of $9,878,000 at March 31, 2004 and $9,583,000 at December 31, 2003. The Company believes that the current fair value of these assets is greater than their carrying value.

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

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the three months ended March 31, 2003, the Company purchased 7,693 shares of its common stock for an aggregate amount of $64,000. There were no such purchases during the three months ended March 31, 2004.

In February 2004, two employees, both of whom are officers, repaid in full promissory notes issued in 2001 under the terms of the Company’s stock option loan program. The notes, in the aggregate amount of $181,000, including $4,000 of accrued interest, were paid with the tender or surrender of 20,437 shares of the Company’s common stock with a market value of $8.85 per share. The notes were repaid under their original terms.

In April and May 2004, one of the Company’s directors and the estate of a former director (“the directors”) exercised options for the purchase of an aggregate of 10,000 shares of the Company’s common stock. In accordance with option agreements by and between each director and the Company, dated February 15, 2004, the directors tendered or surrendered 4,560 shares of the Company’s common stock, with a market value of $8.50 per share, as payment of exercise costs aggregating $38,750.

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

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company’s consolidated net income and net income per share would have been reduced to the following pro forma amounts for the periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):
	Three Months Ended March 31,

	2004	2003

Net income	$127	$44
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	21	27

Pro Forma net income	$106	$17

Net income per share:
Basic:
As reported	$.04	$.01

Pro Forma	$.03	$.00

Diluted:
As reported	$.04	$.01

Pro Forma	$.03	$.00

Note I – Subsequent Event

On April 1, 2004, the Meadow Pointe II Community Development District (the “District”) issued $10,050,000 of District Revenue Refunding Bonds, Series 2004 (the “Series 2004 Bonds.”). The Series 2004 Bonds were issued i) to redeem the outstanding principal amount of the Meadow Pointe II Community Development District Capital Improvement Revenue Bonds, Series 1995 (the “Series 1995 Bonds”); ii) to pay for the construction of certain recreational facilities within the District; iii) to pay the cost of issuance of the Series 2004 Bonds; and iv) to reduce the annual assessments on properties within the District in view of the improved creditworthiness of the District and the favorable interest rate climate. The Series 2004 Bonds bear interest at rates ranging from 2% to 4.6% per annum.

At March 31, 2004, approximately $1,870,000 of the Series 1995 Bonds encumbered the Company’s multifamily and commercial properties, requiring an annual assessment of approximately $240,000. Following the issuance of the Series 2004 Bonds, approximately $ 1,750,000 encumbered the multifamily and commercial properties, requiring an annual assessment payment of approximately $180,000.

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

Results of Operations

Net income of $127,000 and $44,000 in the three months ended March 31, 2004 and 2003, respectively, included gains of $220,000 and $4,000, respectively, from sales of properties within the Company’s Meadow Pointe project near Tampa, Florida (“Meadow Pointe”) and, in the 2003 period, gains of $23,000 from sales of securities. The Company’s reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates.

Property sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold 55 developed lots at Meadow Pointe during the three months ended March 31, 2004 and one developed lot during the same period of 2003. The decreased sales activity in the 2003 period reflected delays in permitting and lot development. As of March 31, 2004, there remained to be sold at Meadow Pointe, based on current estimates, 73 residential lots, approximately 29 developable acres currently planned for multifamily residential units and three commercial tracts aggregating approximately 24 developable acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

Interest income from mortgage loans accounted for $50,000 and $106,000 of revenues in the three months ended March 31, 2004 and 2003, respectively. The decrease in 2004 was due to the repayment of seven of the sixteen loans outstanding at March 31, 2003,

General and administrative expenses in the three months ended March 31, 2004 were $29,000 lower than in the comparable period in 2003, due principally to a decrease in the cost of professional services.

Liquidity and Capital Resources

At March 31, 2004, the Company held $14,910,000 in cash, cash equivalents and marketable securities, which, together with $1,565,000 in participating interests in mortgage loans with terms of two to three years, aggregated $16,475,000. Short-term and long-term liabilities at the same date were $1,280,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Unaudited Consolidated Financial Statements).

During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings were used to construct infrastructure improvements necessary for the development and sale of lots at Meadow Pointe. The districts may require additional financings from time to time; however, as the Company’s ownership of land within the districts diminishes with further lot sales, the potential impact on the Company is reduced accordingly (see Note I of Notes to Unaudited Consolidated Financial Statements).

Based upon the current financial condition and the current strategic initiatives of the Company, the Company believes its existing capital resources will be sufficient to satisfy its current and projected cash requirements.

Qualitative and Quantitative Disclosures About Market Risk

The Company holds certain cash equivalents, marketable securities for non-trading purposes that are sensitive to changes in market value. The Company does not believe that changes in the market value of these financial instruments will have a material impact, either favorable or unfavorable, on its consolidated financial position or results of operations. The Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

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

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

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

(b)    Reports on Form 8-K.

The registrant furnished a Form 8-K dated April 6, 2004, reporting the issuance, on April 5, 2004, of an earnings press release for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: May 10, 2004	By:	/s/ Brian P. Burns

Chairman of the Board, President and Chief Executive Officer

BF ENTERPRISES, INC.

Date: May 10, 2004	By:	/s/ S. Douglas Post

Vice President, Treasurer and Chief Financial Officer

