Form 10QSB
period 2004-06-30
BF ENTERPRISES INC
filed 2004-08-16
CIK 814856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-15932

BF ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)
100 Bush Street Suite 1250 San Francisco, California 94104 (Address of principal executive offices) Issuer's telephone number, including area code (415) 989-6580

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 9, 2004:

3,491,131 shares of $.10 par value Common Stock

BF ENTERPRISES, INC. AND SUBSIDIARIES

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s decision not to exercise its option to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.
BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	June 30, 2004	December 31, 2003

	(Unaudited)

ASSETS:
Cash and cash equivalents	$14,904	$14,036
Marketable securities available for sale, at market value	568	651
Mortgage loans receivable	1,550	1,672
Other receivables	36	260
Real estate rental property, net of accumulated depreciation	1,987	2,012
Real estate inventory held for current sale
and land held for future development	9,660	9,583
Lease contract receivable	110	193
Other assets	317	381

TOTAL ASSETS	$29,132	$28,788

LIABILITIES AND STOCKHOLDERS' EQUITY:
Payables and accrued liabilities	$430	$479
Deferred income taxes	984	793

Total liabilities	1,414	1,272

Stockholders' equity:
Common stock, $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding -
3,491,131 and 3,506,128 shares	349	351
Capital surplus	13,241	13,402
Retained earnings	14,189	13,953
Accumulated other comprehensive loss	(61)	(10)
Notes receivable from employees	--	(180)

Total stockholders' equity	27,718	27,516

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,132	$28,788

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Real estate sales	$319	$197	$622	$204
Real estate rental income	453	453	907	907
Interest from mortgage loans	47	102	97	208
Interest and dividends from marketable securities	26	31	53	65
Other	6	6	6	17

	851	789	1,685	1,401

Costs and Expenses:
Cost of real estate sold	69	24	152	27
Depreciation and amortization	24	24	48	48
General and administrative	579	586	1,100	1,136

	672	634	1,300	1,211

Income before gains from sales of securities and provision for income taxes	179	155	385	190
Gains from sales of securities	--	--	--	23

Income before provision for income taxes	179	155	385	213
Provision for income taxes	70	57	149	71

Net income	$109	$98	$236	$142

Net income per share: Basic Diluted	$ .03 $ .03	$ .03 $ .03	$ .07 $ .07	$ .04 $ .04

Weighted average shares used in computing basic net income per share	3,490	3,520	3,492	3,523
Weighted average shares and equivalents used in computing diluted net income per share	3,568	3,717	3,579	3,725
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2004	2003

Common stock - shares:
Balance at beginning of period	3,506	3,528
Purchases of common stock	--	(9)
Exercises of stock options	5	--
Tender or surrender of common stock for principal and interest payments on notes receivable from employees	(20)	--

Balance at end of period	3,491	3,519

Common stock – par value:
Balance at beginning of period	$351	$353
Purchases of common stock	(1)	(1)
Exercises of stock options	1	--
Principal and interest payments on notes receivable from employees	(2)	--

Balance at end of period	$349	$352

Capital surplus:
Balance at beginning of period	$13,402	$14,180
Purchases of common stock - excess over par value	(38)	(71)
Exercises of stock options - excess over par value	38	--
Benefit for income taxes from exercises of stock options	18	--
Principal and interest payments on notes receivable from employees – excess over par value	(179)	--

Balance at end of period	$13,241	$14,109

Retained earnings:
Balance at beginning of period	$13,953	$13,682
Net income	236	142

Balance at end of period	$14,189	$13,824

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(10)	$16
Unrealized gains (losses) from marketable equity securities, net of income taxes	(51)	22
Less: reclassification adjustment for gains from sales of securities included in net income	--	(32)

Balance at end of period	$(61)	$6

Notes receivable from employees:
Balance at beginning of period	$(180)	$(910)
Interest on notes received from employees	(1)	(16)
Principal and interest payments	181	684

Balance at end of period	$--	$(242)

Accumulated comprehensive income:
Balance at beginning of period	$13,943	$13,698

Net income	236	142
Unrealized gains (losses) from marketable equity securities, net of income taxes	(51)	22
Less: reclassification adjustment for gains from sales of securities included in net income	--	(32)

Comprehensive income for period	185	132

Balance at end of period	$14,128	$13,830

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$236	$142
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gains from sales of real estate	(470)	(177)
Gains from sales of securities	--	(23)
Provision for deferred income taxes	131	75
Federal alternative minimum tax refund	92	--
Net cash proceeds from sales of real estate	442	167
Real estate development costs	(398)	(454)
Reimbursement of real estate development costs	349	--
Changes in certain assets and liabilities:
Decrease in other receivables	224	184
Decrease in lease contract receivable	83	78
Decrease in payables and accrued liabilities	(49)	(66)
Other, net	106	21

Total adjustments to net income	510	(195)

Net cash provided (used) by operating activities	746	(53)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	122	479
Additions to mortgage loans receivable	--	(272)
Proceeds from sales of marketable equity securities	--	129
Proceeds from maturities of marketable securities	--	2,988
Purchases of marketable securities	--	(61)
Principal and interest payments on notes receivable from employees	--	684

Net cash provided by investing activities	122	3,947

Cash flows from financing activities:
Purchases of the Company’s common stock	--	(72)
Net cash used by financing activities	--	(72)
Net increase in cash and cash equivalents	868	3,822
Cash and cash equivalents at beginning of period	14,036	11,214

Cash and cash equivalents at end of period	$14,904	$15,036

Supplemental disclosure of non-cash investing activities:
Tender or surrender of the Company’s common stock for:
Principal and interest payments on notes receivable from employees	$181	--
Stock option exercise costs	19	--
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2004, and the consolidated results of its operations for the three and six months ended June 30, 2004 and 2003, and its consolidated cash flows for the six months ended June 30, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 and in the Company's Form 10-QSB for the quarterly period ended June 30, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the full year or any other or future period.

Note B – Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net Income	$ 109	$ 98	$ 236	$ 142

Weighted average number of shares outstanding:
Common stock	3,490	3,520	3,492	3,523
Common stock equivalents - stock options	78	197	87	202

	3,568	3,717	3,579	3,725

Net income per share: Basic - based on weighted average number of shares of common stock outstanding	$.03	$.03	$.07	$.04

Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$.03	$.03	$.07	$.04

7
BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note D - Mortgage Loans Receivable

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s nine participating interests (collectively, the “Participating Interests”) at June 30, 2004, were: $150,000 in each of five Loans, $200,000 in each of two Loans and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 24 to 30 months with yields to the Company, net of a one-half percent administrative fee, ranging from 9.75% to 14.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at June 30, 2004 was $1,550,000. All loans are currently performing and are being serviced in accordance with their terms.

Note E - Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease agreement ("Lease Agreement") with Bank One, Arizona, NA (“Bank One”), a subsidiary of Bank One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Contractual rental revenues from the lease with Bank One are $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005, the lease expiration date. On September 25, 2003, representatives of Bank One verbally advised the Company that Bank One did not intend to exercise its renewal option under the lease agreement.  In accordance with the terms of the Lease Agreement, the option to renew expired on May 31, 2004.  The Company is actively marketing the property for lease to prospective tenants.

On January 1, 1996, as required by accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 through February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

Note F- Real Estate Inventory Held for Current Sale and Land
Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 72 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet substantially complete are considered to be held for future development. These assets were carried at a cost of $9,660,000 at June 30, 2004 and $9,583,000 at December 31, 2003. The Company believes that the current fair value of these assets is greater than their carrying value.

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

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the six months ended June 30, 2003, the Company purchased 8,693 shares of its common stock for an aggregate purchase amount of $72,000. There were no such purchases during the six months ended June 30, 2004.

In April and May 2004, one of the Company’s directors and the estate of a former director  (together "the Directors") exercised options for the purchase of an aggregate of 10,000 shares of the Company’s common stock. In accordance with option agreements, by and between each director and the Company, dated February 15, 1994, the Directors tendered or surrendered 4,560 shares of the Company’s common stock, with a market value of $8.50 per share, as payment of the exercise costs aggregating $38,750.

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

In April 2003, an officer and director of the Company prepaid in full a promissory note issued in 2001 under the terms of the Company's stock option loan program.  The note was repaid under its original terms and the amount of the loan repayment, $684,000, included accrued interest of $28,000.

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

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company’s consolidated net income and net income per share would have been reduced to the following pro forma amounts for the periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Six Months Ended June 30,

	2004	2003

Net income	$ 236	$ 142
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19	31

Pro Forma net earnings	$ 217	$ 111

Net income per share:
Basic:
As reported	$ .07	$ .04

Pro Forma	$.06	$ .03

Diluted:
As reported	$ .07	$ .04

Pro Forma	$.06	$ .03

Note I – Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,

	2004	2003

Balance at beginning of period	$(29)	$(38)
Unrealized gains (losses) from marketable equity securities, net of income taxes	(32)	44

Balance at end of period	$(61)	$6

The components of accumulated other comprehensive income for the six months ended June 30, 2004 and 2003 are presented in the Consolidated Statements of Stockholders' Equity.

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations

The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s decision not to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for similar commercial space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Net income of  $109,000 and $236,000 in the three months and six months ended June 30, 2004 included gains, before taxes, of $250,000 and $470,000, respectively, from sales of properties within the Company’s Meadow Pointe project near Tampa, Florida.  Net income of $98,000 and $142,000 in the three months and six months ended June 30, 2003 included gains of $173,000 and $177,000, respectively, from sales of property within the Meadow Pointe project.  Net income in the six month period of 2003 included a gain of $23,000 from sales of securities, but there were no such gains in the three month period ended June 30, 2003.

The Company's reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project.  The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates.  Adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of both 2004 and 2003.  These adjustments, reflecting changes occurring during these periods, increased pre-tax income by $76,000 in the three months and six months ended June 30, 2004 and by $69,000 in the same periods of 2003.  As a result of recording changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

Property sales at Meadow Pointe are dependent upon, among other things, the availability of lots ready  for sale, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market.  The Company sold 43 and 98 developed lots at Meadow Pointe, respectively, during the three months and six months ended June 30, 2004 and, 36 and 37 developed lots during the same periods of 2003, respectively.  The decreased sales activity in the 2003 periods reflected delays in permitting and lot construction.  As of June 30, 2004, there remained to be sold at Meadow Pointe, based on current estimates, 30 residential lots, approximately 29 developable acres currently planned for multifamily residential units and three commercial tracts aggregating approximately 24 developable acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

Interest income from mortgage loans accounted for $47,000 and $97,000 of revenues in the three and six months ended June 30, 2004 and $102,000 and $208,000 of revenues in the same periods of 2003, respectively.  The decrease in the 2004 periods was due to the repayment of seven of the sixteen loans outstanding at June 30, 2003.

General and administrative expenses in the three months and six months ended June 30, 2004 were respectively $7,000 and $36,000 lower than in the comparable periods in 2003, due principally to decreases in the cost of professional services which more than offset increases in insurance expense incurred by the Company during the 2004 periods.

Liquidity and Capital Resources

At June 30, 2004, the Company held $15,472,000 in cash, cash equivalents and marketable securities, which, together with $1,550,000 in participating interests in mortgage loans with terms of two to three years, aggregated $17,022,000. Short-term and long-term liabilities at the same date were $1,414,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Unaudited Consolidated Financial Statements).

During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings were used to construct infrastructure improvements necessary for the development and sale of lots at Meadow Pointe.  In April 2004, one of the districts, the Meadow Pointe II Community Development District ("District"), issued $10,050,000 of revenue refunding bonds.  The bonds were issued i) to redeem the $9,325,000 outstanding principal amount of the capital improvement revenue bonds issued by the District in 1995, ii) to pay for the construction of certain recreational facilities within the District; iii) to pay bond issuance costs; and iv) to reduce annual assessments on properties within the District in view of the improved creditworthiness of the District and the favorable interest rate climate.The districts may require additional financings from time to time; however, as the Company’s ownership of land within the districts diminishes with further lot sales, the potential impact on the Company is reduced accordingly.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Meadow Pointe Litigation

On February 1, 2002, one of the Company’s subsidiaries, Trout Creek Properties, LLC, commenced an action in the United States District Court for the Middle District of Florida, asserting claims against Akerman, Senterfitt & Eidson, P.A. (“Akerman”) for attorney malpractice and breach of contract in connection with advice given relating to the proration of CDD special assessments at sales closings of lots in the Company’s Meadow Pointe project. In November of 2003, the United States District Court granted a motion for summary judgment filed by Akerman. In December of 2003, the Company filed its appeal with the Eleventh Circuit Court of Appeals and on July 30, 2004, the Court of Appeals affirmed the District Court’s decision. The Company does not intend to appeal further the District Court’s Summary Judgment decision in favor of Akerman.

Following the entry of the Judgment in the District Court, Akerman filed a motion seeking to recover legal fees and expenses of approximately $304,000 (“Motion for Costs”). At the Company’s request, the District Court deferred consideration of that motion until the appeal had been resolved. In light of the Court of Appeals' decision on July 30, 2004, we expect the District Court to consider the Motion for Costs. The Company has filed an opposition to the Motion for Costs and intends to contest it vigorously. We do not believe that the Motion for Costs will have a material impact on our continuing operations or overall financial condition.
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2004 at 9:30 a.m. in Palm Beach, Florida (the "Meeting"). All five directors stood for re-election at the Meeting. Directors Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Thomas C. Quick and Paul Woodberry were elected to hold office until the next annual meeting or until the directors' successors are elected.

The votes cast for and the votes withheld for each director were as follows:

Name	Votes For	Votes Withheld

Brian P. Burns	3,181,214	2,836
Daniel S. Mason	3,181,214	2,836
Ralph T. McElvenny, Jr.	3,181,638	2,412
Thomas C. Quick	3,181,638	2,412
Paul Woodberry	3,181,214	2,836

At the Meeting, the stockholders were also asked to approve the Company's 2004 Stock Option Plan for Outside Directors.  The votes were cast as follows:  2,402,441 for, 68,932 against, 2,592 abstained and there were broker non-votes of 710,085.

Item 5. Other Information - Subsequent Event

     On July 9, 2004, the Board of Directors elected Brian P. Burns, Jr. President.  Mr. Burns had been Senior Vice President with responsibilities for administration and corporate development, including property marketing and sale, corporate reporting and governance, strategic planning and other activities.  He has worked closely with the board, senior management and staff since joining the Company on a consulting basis in early 2002 and being appointed Senior Vice President in January 2003.  Brian P. Burns, father of Brian P. Burns, Jr., will continue as Chairman and Chief Executive Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)               Exhibit
Number       Description

31.1         Certification of Brian P. Burns, Chairman of the Board
    and Chief Executive Officer of BF Enterprises, Inc., pursuant to
Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2         Certification of S. Douglas Post, Vice President, Treasurer
    and Chief Financial Officer of BF Enterprises, Inc., pursuant to
    Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1         Certification of Brian P. Burns, Chairman of the Board and
                Chief Executive Officer of BF Enterprises, Inc., pursuant to
    18 U.S.C. Section 1350.

32.2         Certification of S. Douglas Post, Vice President, Treasurer
and Chief Financial Officer of BF Enterprises, Inc., pursuant to
18 U.S.C. Section 1350.

(b)    Reports on Form 8-K.

The registrant furnished a Form 8-K dated July 12, 2004 reporting the promotion of Brian P. Burns, Jr. to President of the Company on July 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: August 13, 2004	By:	/s/ Brian P. Burns

Chairman of the Board and Chief Executive Officer

BF ENTERPRISES, INC.

Date: August 13, 2004	By:	/s/ S. Douglas Post

Vice President, Treasurer and Chief Financial Officer

