Form 10QSB
period 2004-09-30
BF ENTERPRISES INC
filed 2004-11-15
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quaterly period ended September 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2004:

3,482,331 shares of $.10 par value Common Stock

Transitional Small Business Disclosure Format (check one): Yes__ No X

BF ENTERPRISES, INC. AND SUBSIDIARIES

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, uncertainties relating to obtaining approval from the Pasco County Board of County Commissioners to extend the Meadow Pointe Development Order permitting the Company to further develop Meadow Pointe, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s decision not to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and cash equivalents	$15,364	$14,036
Marketable securities available for sale, at market value	598	651
Mortgage loans receivable	1,294	1,672
Other receivables	37	260
Real estate rental property, net of accumulated depreciation	1,974	2,012
Real estate inventory held for current sale	9,281	9,583
Lease contract receivable	69	193
Other assets	352	381
TOTAL ASSETS	$28,969	$28,788

LIABILITIES AND STOCKHOLDERS' EQUITY:
Payables and accrued liabilities	$355	$479
Deferred income taxes	970	793
Total liabilities	1,325	1,272
Stockholders' equity:
Common stock, $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding -
3,482,331 and 3,506,128 shares	348	351
Capital surplus	13,181	13,402
Retained earnings	14,158	13,953
Accumulated other comprehensive loss	(43)	(10)
Notes receivable from employees	--	(180)
Total stockholders' equity	27,644	27,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,969	$28,788

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,					Nine Months Ended September 30,
		2004			2003		2004		2003
Revenues:
Real estate sales		$124			$163		$746		$367
Real estate rental income		454			454		1,361		1,361
Interest from mortgage loans		34			97		131		305
Interest and dividends from marketable securities		39			25		92		90
Other		2			4		8		21
		653			743		2,338		2,144
Costs and Expenses:
Cost of real estate sold		141			45		293		72
Depreciation and amortization		24			24		72		72
General and administrative		537			589		1,637		1,725
		702			658		2,002		1,869
Income (loss) before gains from sales of securities and provision (benefit) for income taxes		(49)			85		336		275
Gains from sales of securities		--			69		--		92
Income (loss) before provision (benefit) for income taxes		(49)			154		336		367
Provision (benefit) for income taxes		(18)			72		131		143
Net income (loss)		$(31)			$82		$205		$224
Net income (loss) per share: Basic Diluted	$ $	(.01 (.01	) )	$ $	.02 .02	$ $	.06 .06	$ $	.06 .06
Weighted average shares used in computing basic net income per share		3,489			3,473		3,491		3,506
Weighted average shares and equivalents used in computing diluted net income per share		3,533			3,662		3,561		3,701

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2004	2003
Common stock - shares:
Balance at beginning of period	3,506	3,528
Purchases of common stock	(9)	(192)
Exercises of stock options	5	176
Tender or surrender of common stock for principal and interest payments on notes receivable from employees	(20)	(6)
End of period	3,482	3,506
Common stock - par value:
Balance at beginning of period	$351	$353
Purchases of common stock	(2)	(19)
Exercises of stock options	1	18
Principal and interest payments on notes receivable from employees	(2)	(1)
Balance at end of period	$348	$351
Capital surplus:
Balance at beginning of period	$13,402	$14,180
Purchases of common stock - excess over par value	(100)	(1,632)
Exercises of stock options - excess over par value	38	488
Benefit for income taxes from exercises of stock options	20	424
Principal and interest payments on notes receivable from employees - excess over par value	(179)	(58)
Balance at end of period	$13,181	$13,402
Retained earnings:
Balance at beginning of period	$13,953	$13,682
Net income	205	224
Balance at end of period	$14,158	$13,906
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(10)	$16
Unrealized gains (losses) from marketable equity securities, net of income taxes	(33)	25
Less: reclassification adjustment for gains from sales of securities included in net income	--	(57)
Balance at end of period	$(43)	$(16)
Notes receivable from employees:
Balance at beginning of period	$(180)	$(910)
Interest on notes received from employees	(1)	(19)
Principal and interest payments	181	751
Balance at end of period	$--	$(178)
Accumulated comprehensive income:
Balance at beginning of period	$13,943	$13,698
Net income	205	224
Unrealized gains (losses) from marketable equity securities, net of income taxes	(33)	25
Less: reclassification adjustment for gains from sales of securities included in net income	--	(57)
Comprehensive income for period	172	192
Balance at end of period	$14,115	$13,890

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$205	$224
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gains from sales of real estate	(453)	(295)
Gains from sales of securities	--	(92)
Tax benefit from exercise of stock options	20	424
Provision for deferred income taxes	111	(306)
Federal alternative minimum tax refund	92	--
Net cash proceeds from sales of real estate	539	255
Real estate development costs	(467)	(974)
Reimbursement of real estate development costs	683	--
Changes in certain assets and liabilities:
Decrease in other receivables	223	183
Decrease in lease contract receivable	124	119
Decrease in payables and accrued liabilities	(124)	(66)
Other, net	60	45
Total adjustments to net income	808	(707)
Net cash provided (used) by operating activities	1,013	(483)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	378	875
Additions to mortgage loans receivable	--	(304)
Principal and interest payments on notes receivable from employees	--	692
Proceeds from sales of marketable equity securities	--	259
Proceeds from maturities of marketable securities	--	2,988
Purchases of marketable securities	--	(61)
Net cash provided by investing activities	378	4,449

Cash flows from financing activities:
Purchases of the Company’s common stock	(63)	(1,145)
Net cash used by financing activities	(63)	(1,145)

Net increase in cash and cash equivalents	1,328	2,821
Cash and cash equivalents at beginning of period	14,036	11,214
Cash and cash equivalents at end of period	$15,364	$14,035

Supplemental disclosure of non-cash investing activities:
Tender or surrender of the Company’s common stock for:
Stock option exercise costs	$19	$506
Principal and interest payments on notes receivable from employees	$181	$59

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the financial position of the Company at December 31, 2003, and September 30, 2004, and the consolidated results of its operations for the three and nine months ended September 30, 2004 and 2003, and its consolidated cash flows for the nine months ended September 30, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that the accompanying financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 2003 and in the Company's Report on Form 10-QSB for the quarterly period ended September 30, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in, and the operating results of, its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$ (31)	$ 82	$ 205	$ 224
Weighted average number of shares outstanding:
Common stock	3,489	3,473	3,491	3,506
Common stock equivalents - stock options	44	189	70	195
	3,533	3,662	3,561	3,701
Net income (loss) per share: Basic - based on weighted average number of shares of common stock outstanding	$ (.01)	$ .02	$ .06	$ .06
Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$ (.01)	$ .02	$ .06	$ .06

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note D - Mortgage Loans Receivable

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans ("Loans"), with Graham Mortgage Corporation, a Texas corporation ("Graham Mortgage"). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s seven participating interests (collectively, the "Participating Interests") at September 30, 2004, were: $150,000 in each of four Loans, and three other Loans of $200,000, $250,000 and $500,000, respectively. The Loans are for terms of 24 to 84 months with yields to the Company, net of a one-half percent administrative fee, ranging from 8.50% to 13.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at September 30, 2004 was $1,294,000. All loans are currently performing with the exception of one Loan with a principal balance of $134,000 at September 30, 2004. This non-performing loan has been on non-accrual status since June 2004. Management believes that the security for all loans is more than adequate and that no impairment reserve is currently necessary.

Note E - Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year net lease agreement ("Lease Agreement") with Bank One, Arizona, NA ("Bank One"), a subsidiary of Banc One Corporation. The lease provided for the phased occupancy and rental of space by Bank One during 1995, with rental of the entire premises commencing January 1, 1996. Contractual rental revenues from the lease with Bank One are $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005, the lease expiration date. On September 25, 2003, representatives of Bank One verbally advised the Company that Bank One did not intend to exercise its renewal option under the lease agreement. In accordance with the terms of the Lease Agreement, the option to renew expired on May 31, 2004. However, Bank One has expressed a desire to extend the lease term for six (6) months, until August 31, 2005 ("Proposed Extension"). The Company and Bank One are currently negotiating the terms of the Proposed Extension. Although management believes the Company and Bank One will achieve an agreement on the Proposed Extension, there is no assurance that such agreement will be achieved. The Company is actively marketing the property for lease to prospective tenants.

On January 1, 1996, as required by accounting principles generally accepted in the United States, the Company began amortizing on a straight-line basis (1) income from the lease with Bank One, resulting in annual real estate leasing income of $1,815,000 through February 28, 2005, and (2) a related $423,000 lease advisory fee, with annual amortization expense of $46,000 over the same period.

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note F -     Real Estate Inventory Held for Current Sale and Land
Held for Future Development

Real estate inventory held for current sale and land held for future development consists primarily of approximately 70 acres in the Company's master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet substantially complete are considered to be held for future development. These assets were carried at a cost of $9,281,000 at September 30, 2004 and $9,583,000 at December 31, 2003. The Company believes that the current fair value of these assets is greater than their carrying value. The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the "DO") approved by the Tampa Bay Regional Planning Council (the "TBRPC") and Florida Department of Community Affairs (the "FDCA") and issued by the Pasco County Board of County Commissioners ("Pasco County"). The DO includes a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project ("Pasco County Approvals"). As a result, the Company has filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 ("Build-out Extension"). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter.

Without the DO in effect, it is difficult to market the Company’s remaining three (3) commercial parcels and one (1) multi-family parcel to prospective purchasers who want to obtain certain Pasco County Approvals prior to the purchase of any of the parcels. As a result, revenues from real estate sales at Meadow Pointe will be delayed and the Company expects to incur additional costs, such as community development district special assessments and property taxes, unless and until Pasco County approves the Build-out Extension. At this time, management cannot estimate the extent of the additional costs in light of the uncertainty associated with the timing of Pasco County’s decision.

It is the Company’s policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic adjustments to cost of sales are made to reflect the results of these reviews. At the present time, management has made no such adjustment relating to the Build-out Extension at Meadow Pointe, due to the uncertainties regarding Pasco County’s decision. As a result of the Company’s periodic adjustments, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note G - Stockholders' Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. During the nine months ended September 30, 2004, the Company purchased 8,800 shares of its common stock for an aggregate purchase amount of $63,000. During the nine months ended September 30, 2003, the Company purchased 88,693 shares of its common stock for an aggregate purchase amount of $716,000.

In April and May 2004, one of the Company’s directors and the estate of a former director (together "the Directors") exercised options for the purchase of an aggregate of 10,000 shares of the Company’s common stock. In accordance with option agreements, by and between each director and the Company, dated February 15, 1994, the Directors tendered or surrendered 4,560 shares of the Company’s common stock, with a market value of $8.50 per share, as payment of the exercise costs aggregating $39,000.

In February 2004, two employees, both of whom are officers, repaid in full promissory notes issued in 2001 under the terms of the Company’s stock option loan program. The notes in the aggregate amount of $181,000, including $4,000 of accrued interest, were paid with the tender or surrender of 20,437 shares of the Company’s common stock with a market value of $8.85 per share. The notes were repaid under their original terms.

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

Note H - Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company’s consolidated net income and net income per share would have been reduced to the following pro forma amounts for the nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2004	2003

Net income	$205	$224
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43	31
Pro Forma net income	$162	$193

Net income per share:
Basic:
As reported	$.06	$.06
Pro Forma	$.05	$.06

Diluted:
As reported	$.06	$.06
Pro Forma	$.05	$.05

BF ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note I - Quarterly Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended September 30,
	2004	2003

Balance at beginning of period	$(61)	$6
Unrealized gains from marketable equity securities, net of income taxes	18	3
Less: reclassification adjustment for gains from sales of securities included in net income	--	(25)
Balance at end of period	$(43)	$(16)

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 are presented in the Consolidated Statements of Stockholders’ Equity.

Note J - Subsequent Event

On October 13, 2004, the Company consummated the sale of its approximately 21 acres of raw land located in Nashville, Tennessee (the "Property") pursuant to a Contract of Purchase and Sale, by and between the Company and Hobson Park, LLC, a Georgia limited liability company ("Hobson"), dated April 30, 2004 (the "Sale Agreement"). In accordance with the terms of the Sale Agreement, Hobson agreed to pay $1,250,000 for the Property, consisting of i) cash in the amount of $250,000; and ii) a promissory note in favor of the Company in the principal amount of $1,000,000 ("Promissory Note"), secured by a First Deed of Trust on the Property ("First Deed of Trust"), with variable interest payable semi-annually at the initial rate of 3.32% (subject to semi-annual adjustment based upon the Treasury Note Rate as published in the Wall Street Journal), and all outstanding principal and interest due and payable on October 13, 2009 (the "Maturity Date"); provided, however, that in the event any portion of the Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Promissory Note. The Company will pay its real estate broker 7% of the sale proceeds as a brokerage commission. The foregoing description of the Sale Agreement and the transactions contemplated thereby is qualified in its entirety by the Sale Agreement, First Deed of Trust and Promissory Note, which are filed as exhibits to this Report on Form 10-QSB. The Property was carried at a cost of $341,000 at September 30, 2004.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, competition, general economic conditions, ability to manage and continue growth, uncertainties relating to obtaining approval from the Pasco County Board of County Commissioners to extend the Meadow Pointe Development Order permitting the Company to further develop Meadow Pointe, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building in view of Bank One’s decision not to renew its lease (which expires on February 28, 2005), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

A net loss of $31,000 and net income of $205,000 in the three months and nine months ended September 30, 2004, respectively, included, before taxes, a loss of $17,000 and a gain of $453,000, respectively, from sales of properties within the Company’s Meadow Pointe project near Tampa, Florida. Net income of $82,000 and $224,000 in the three months and nine months ended September 30, 2003, respectively, included (1) gains of $118,000 and $295,000, respectively, from sales of property within the Meadow Pointe project and (2) gains of $69,000 and $92,000, respectively, from sales of securities.

The Company’s reported gains and losses from real estate sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first nine months of both 2004 and 2003. These adjustments, reflecting changes occurring during these periods, decreased pre-tax income by $108,000 and $32,000 in the three months and nine months ended September 30, 2004, respectively, and increased pre-tax income by $69,000 in the nine months ended September 30, 2003. There were no such adjustments in the three months ended September 30, 2003. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the "DO") approved by the Tampa Bay Regional Planning Council (the "TBRPC") and Florida Department of Community Affairs (the "FDCA") and issued by the Pasco County Board of County Commissioners ("Pasco County"). The DO includes a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project ("Pasco County Approvals"). As a result, the Company has filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 ("Build-out Extension"). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter.

Without the DO in effect, it is difficult to market the Company’s remaining three (3) commercial parcels and one (1) multi-family parcel to prospective purchasers who want to obtain certain Pasco County Approvals prior to the purchase of any of the parcels. As a result, revenues from real estate sales at Meadow Pointe will be delayed and additional costs will be incurred, such as community development district special assessments and county property taxes, unless and until Pasco County approves the Build-out Extension. At this time, Management cannot estimate the extent of the additional costs in light of the uncertainty associated with the timing of Pasco County’s decision.

Real estate sales at Meadow Pointe are dependent upon, among other things, the availability of lots ready for sale, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold 20 and 118 developed lots at Meadow Pointe during the three months and nine months ended September 30, 2004 and 30 and 67 developed lots during the same periods of 2003, respectively. The decreased sales activity in the nine month period of 2003 reflected delays in permitting and lot construction. As of September 30, 2004, there remained to be sold at Meadow Pointe, based on current estimates, 10 residential lots, approximately 29 developable acres currently planned for multifamily residential units and three commercial tracts aggregating approximately 24 developable acres. While the Company believes the Pasco County Board of County Commissioners will approve the proposed modification to the

Meadow Pointe Development Order permitting the Company to further develop Meadow Pointe (the "Modification"), there is no assurance that such approval will be granted. Moreover, even in the event the Modification is approved, further delays, expenses and restrictions may result, which may impact the financial returns from the sale of the Company’s remaining real estate at Meadow Pointe. (See Note F of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis or Plan of Operation).

In view of the foregoing as well as other factors beyond the control of the Company, including, but not limited to, the weather, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

For the nine-month period ended September 30, 2004, the Company derived approximately 58% of its operating revenues from the Bank One lease agreement covering its Tempe property, which expires, subject to a potential six-month extension term, on February 28, 2005. The Company cannot provide any assurance the Tempe property will be re-leased or if re-leased, that rental rates will be equal to or above the current rental rate. If the rental rate for our Tempe property decreases or we do not re-lease a significant portion of its available space, the results of operations for the Company could be materially and adversely affected.

Interest income from mortgage loans accounted for $34,000 and $131,000 of revenues in the three and nine months ended September 30, 2004, respectively, and $97,000 and $305,000 of revenues in the same periods of 2003, respectively. The decrease in the 2004 periods was due to the repayment of nine of the sixteen loans outstanding at June 30, 2003.

General and administrative expenses in the three months and nine months ended September 30, 2004 were, respectively, $52,000 and $88,000 lower than in the comparable periods in 2003, due principally to decreases in the cost of professional services which more than offset increases in insurance expense incurred by the Company during the 2004 periods.

Liquidity and Capital Resources

At September 30, 2004, the Company held $15,962,000 in cash, cash equivalents and marketable securities, which, together with $1,294,000 in participating interests in mortgage loans with terms of two to seven years, aggregated $17,256,000. Short-term and long-term liabilities at the same date were $1,325,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market (see Note G of Notes to Consolidated Financial Statements).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Meadow Pointe Litigation

On February 1, 2002, one of the Company’s subsidiaries, Trout Creek Properties, LLC, commenced an action in the United States District Court for the Middle District of Florida, asserting claims against Akerman, Senterfitt & Eidson, P.A. ("Akerman") for attorney malpractice and breach of contract in connection with advice given relating to the proration of CDD special assessments at sales closings of lots in the Company’s Meadow Pointe project. In November of 2003, the United States District Court granted a motion for summary judgment filed by Akerman. In December of 2003, the Company filed its appeal with the Eleventh Circuit Court of Appeals and on July 30, 2004, the Court of Appeals affirmed the District Court’s decision. The Company does not intend to appeal further the District Court’s Summary Judgment decision in favor of Akerman.

Following the entry of the Judgment in the District Court, Akerman filed a renewed and amended motion for attorney’s fees and costs seeking an award of approximately $391,000 as of the date of that filing("Motion for Costs"). On October 26, 2004, the parties met, pursuant to order of the District Court, to seek to mediate the dispute over the Motion for Costs. At that time the parties did not resolve the dispute, and discussions between the parties are continuing. The Company believes that Akerman’s request is excessive and has filed an opposition to it. We anticipate that the District Court will address the Motion for Costs in the near future if the parties do not resolve the matter themselves.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs (1)
July 1-31, 2004	0	N/A	N/A	N/A
August 1-31, 2004	0	N/A	N/A	N/A
September 1-30, 2004	8,800	$7.12	N/A	N/A
Total	8,800	$7.12	N/A	N/A

(1) From time to time, the Company purchases shares of its common stock, primarily in the open market.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibit
Number        Description

10.36	Contract of Purchase and Sale, by and between the Company and
Hobson Park, LLC, dated April 30, 2004.

10.37	Promissory Note in the amount of $1,000,000 issued by Hobson
Park, LLC, dated October 13, 2004 in the favor of the Company.

10.38	Deed of Trust, by and between Hobson Park, LLC and Lawrence M. Papel, Esq.
as Trustee for the benefit of the Company, dated October 13, 2004, to secure the indebtedness evidenced by the Promissory Note, dated October 13, 2004.

31.1	Certification of Brian P. Burns, Chairman of the Board
and Chief Executive Officer of BF Enterprises, Inc., pursuant to
Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of S. Douglas Post, Vice President, Treasurer
and Chief Financial Officer of BF Enterprises, Inc., pursuant to
Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive
Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of S. Douglas Post, Vice President, Treasurer
and Chief Financial Officer of BF Enterprises, Inc., pursuant to
18 U.S.C. Section 1350.

(b)     Reports on Form 8-K.

The registrant filed a Form 8-K, dated July 12, 2004, reporting the promotion of Brian P. Burns, Jr. to President of the Company on July 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: November 12, 2004	By:	/s/ Brian P. Burns

Chairman of the Board and Chief Executive Officer

BF ENTERPRISES, INC.

Date: November 12, 2004	By:	/s/ S. Douglas Post

Vice President, Treasurer and Chief Financial Officer

