Form 10KSB
period 2004-12-31
BF ENTERPRISES INC
filed 2005-03-31
CIK 814856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-15932

BF ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)

100 Bush Street, Suite 1250, San Francisco, CA (Address of principal executive offices)	94104 (Zip Code)

Registrant’s telephone number, including area code: (415) 989-6580

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

$.10 Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

The registrant’s revenues for its most recent fiscal year ending December 31, 2004, were $4,188,000.

As of March 1, 2005, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $12,941,352 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,864,662 shares of Common Stock beneficially owned by the registrant’s directors and officers.

As of March 28, 2005, there were outstanding 3,482,331 shares of the registrant’s $.10 Par Value Per Share Common Stock.

Document Incorporated by Reference

Portions of the registrant’s Proxy Statement to be mailed to stockholders in connection with the registrant’s Annual Meeting of Stockholders, scheduled to be held in May 2005, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed a part of this report.

Forward Looking Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders.

     The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (formerly known as “Bank One”) (“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I

Item 1. Business.

General

     BF Enterprises, Inc. and its subsidiaries (collectively, the “Company”) currently are engaged primarily in the real estate business, including the last stages of the development of approximately 1,724 acres of land known as Meadow Pointe, in suburban Tampa, Florida, and, as owner and landlord, leasing of a 220,000 square foot building on 16 acres in Tempe, Arizona.

     At December 31, 2004, the Company’s assets also included approximately $15.7 million of cash, cash equivalents and marketable securities, which the Company intends to use for general corporate purposes.

Real Estate

     The Company’s principal real estate assets consist of the following:

     Meadow Pointe. As of February 28, 2005, the Company owned approximately 53 developable acres in a master planned unit development, encompassing approximately 1,724 acres, known as Meadow Pointe, in Pasco County, Florida. The Company commenced development of Meadow Pointe in 1992. Since 1992, the Company has sold 3,441 residential lots, consisting of approximately 714 acres; a 40-acre commercial tract; and 834 acres to the two community development districts described below. In addition, the Company sold a one-acre tract to a local utility, a two acre tract to a church and a one acre parcel to a day care operator. The Company also donated 79 acres to Pasco County, primarily for a park, school site and EMS site. Meadow Pointe is located approximately 20 miles northeast of downtown Tampa on County Road 581.

     Infrastructure construction at Meadow Pointe began in late February 1992, and the initial sales of residential lots to homebuilders closed in June 1992. The Company sold its remaining inventory of 128 lots in 2004, 120 lots in 2003, 195 lots in 2002, 447 lots in 2001, 353 lots in 2000, 457 lots in 1999, 314 lots in 1998, 297 lots in 1997, 269 lots in 1996, 211 lots in 1995, 284 lots in 1994, 267 lots in 1993 and 99 lots during the last seven months of 1992. Prices of the residential lots ranged from approximately $15,000 to $50,000. As of February 28, 2005, there remained to be sold approximately 29 developable acres currently planned for townhome and condominium residential units and approximately 24 developable commercial acres.

     The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the “DO”) approved by the Tampa Bay Regional Planning Council (the “TBRPC”) and Florida Department of Community Affairs (the “FDCA”) and issued by the Pasco County Board of County Commissioners (“Pasco County”). The DO included a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project (“Pasco County Approvals”). As a result on September 27, 2004, the Company filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 (“Build-out Extension”). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter.

     The Company entered into negotiations with Pasco County to resolve the impasse with respect to the DO. On March 8, 2005, Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area are not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area (the “LOC”), and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe. The Company is not yet in the initial phase of construction of the Park Access Road and, accordingly, cannot estimate the total cost with certainty. The Company and Pasco County are currently negotiating the terms of an easement, which is required to be obtained prior to construction of the Park Access Road.

     Without the DO in effect during the six-month period ended December 31, 2004, it was difficult to market the Company’s remaining three (3) commercial parcels and one (1) multi-family parcel to prospective purchasers who want to obtain certain Pasco County Approvals prior to the purchase of any of the parcels. As a result, expected revenues from real estate sales at Meadow Pointe were delayed and the Company incurred additional costs, such as community development district assessments and property taxes.

     Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. In April 2004, one of the districts, the Meadow Pointe II Community Development District (“District”), issued $10,050,000 of revenue refunding bonds. The bonds were issued i) to redeem the $9,325,000 outstanding principal amount of the capital improvement revenue bonds issued by the District in 1995, ii) to pay for the construction of certain recreational facilities within the District; iii) to pay bond issuance costs; and iv) to reduce annual assessments on properties within the District in view of the improved creditworthiness of the District and the favorable interest rate climate.

     Commercial Building in Tempe. The Company owns a 220,000 square foot commercial building, with approximately 1,100 parking spaces, on 16 acres in the Hohokam Industrial Park in Tempe, Arizona, which is currently subject to a triple net lease to Morgan Bank. The lease became effective March 1, 1995, and provided for the tenant’s phased occupancy of space during 1995. Base rents due under the lease were: $1,452,000 in 1996; $1,628,000 in 1997; $1,707,200 in 1998; $1,826,000 in 1999; $1,848,000 in 2000; $1,936,000 in 2001; $1,953,600 in 2002; $1,975,600 in 2003; $1,980,000 in 2004; and $330,000 for the two months ending February 28, 2005, when the original lease term ends. On November 5, 2004, Morgan Bank signed a lease extension for the building which terminates on August 31, 2005 at a monthly triple net rental of $209,000 (“Lease Extension”). The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. It is unlikely that Morgan Bank will agree to a further extension. Based on current market conditions, the Company cannot provide any assurance that the entire property will be re-leased at rental rates equal to or above the current rental rates and, most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. The Company has engaged a real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

     On January 1, 1996, as required by accounting principles generally accepted in the United States (“GAAP”), the Company began amortizing on a straight-line basis (1) income from the lease with Morgan Bank, resulting in annual real estate leasing income of $1,815,000 ($151,000 monthly) through February 28, 2005, and (2) a related $423,000 lease advisory fee (for services rendered by a real estate brokerage firm in connection with the Morgan Bank lease), with annual amortization expense of $46,000 over the same period. Straight-line amortization of income from the lease was adjusted, as required by GAAP, with the execution of the lease extension by Morgan Bank on November 5, 2004. This adjustment increased the recognition of income from the lease for the period November 1, 2004 through August 31, 2005 from $151,000 to $186,000 monthly.

     Mortgage Loans Receivable. Mortgage loans receivable consists of (1) a promissory note in the principal amount of $1,000,000 received from Hobson Park, LLC, a Georgia limited liability company (“Hobson”), as part of the proceeds from the sale of the Company’s 21 acres of raw land in Nashville, Tennessee (the “Nashville Property”) on October 13, 2004 (the “Hobson Note”); and (2) participation in certain mortgage loans with Graham Mortgage Corporation, a Texas corporation engaged in real estate loans and investments based in Dallas, Texas (“Graham Mortgage”).

Hobson Note

     The Hobson Note is secured by a First Deed of Trust on the Nashville Property with variable interest payable semi-annually at the initial rate of 3.32% (subject to semi-annual adjustment based upon the Treasury Note Rate as published in the Wall Street Journal), with all outstanding principal and interest due and payable on October 13, 2009 (the “Maturity Date”); provided, however, that in the event any portion of the Nashville Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Hobson Note.

Graham Mortgage Loans

     In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage. Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s six participating interests (collectively, the “Participating Interests”) at December 31, 2004, were: $150,000 in each of four Loans, and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 30 to 84 months with yields to the Company, net of a one-half percent administrative fee, ranging from 8.50% to 13.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at December 31, 2004 was $1,199,000. In early

January 2005, two of the loans, with principal balances of $437,500 and $150,000 at December 31, 2004, were repaid in full.

Employees

     Currently, the Company has nine employees.

Competition

     The Company competes with many other firms and individuals who develop real estate or hold undeveloped or developed property for lease or sale, many of whom have significantly greater resources than the Company. While competitive conditions vary substantially, depending upon the geographical area and the type of real estate asset, within a particular market the most significant competitive factors generally are location, price and zoning.

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

Other Information

     The Company’s current business constitutes a single business segment, real estate, consisting of primarily two properties, Meadow Pointe and the commercial building in Tempe, Arizona.

     Revenues from the Company’s lease agreement with Morgan Bank covering the 220,000 square foot Tempe commercial building represent 45% of the Company’s 2004 revenues. Except for the foregoing, the Company’s business is not dependent upon a single customer or a limited number of customers, and is not seasonal. The Company does not utilize stores of raw materials, has no order backlog, and no material portion of its business is subject to government contracts. The Company has no trademarks, service marks or trade names other than Meadow Pointe. The Company does not engage in or make any expenditures with respect to research and development activities. Generally the Company’s business is not materially affected by compliance with federal, state or local provisions regulating the discharge of materials into the environment. However, the protection of the environment typically is of increasing concern to governmental authorities, homeowners, and civic groups whose actions may impact the Company’s real estate management and development business.

Certain Factors Affecting the Business

     In evaluating the Company and its business, the following factors, in addition to the information mentioned elsewhere in this Form 10-KSB, should be given careful consideration.

     All of the Company’s rental revenues are derived from one property located in Tempe, Arizona. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our property. These events include, among other things: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations, including zoning, construction, land use and environmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics; and property damage resulting from seismic activity and other natural disasters. The geographical concentration of the Company’s rental property in a single market may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Tempe, Arizona area could adversely impact our financial condition, results from operations, cash flows and quoted per share trading price of our common stock. Morgan Bank’s decision in September 2003 not to renew the lease agreement relating to our property in Tempe, Arizona and subsequent decision to vacate the facility by August 31, 2005, will adversely impact our revenues and, in turn, the value of our most significant asset. Morgan Bank’s decision could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs and expenses, property management fees and property taxes, and (ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building.

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

     The Company’s real estate development activities entail risks that include, among others, the following factors: construction delays or cost overruns, which may increase project development costs; rising interest rates; an inability to obtain required governmental permits and authorizations; an inability of prospective purchasers to secure tenants or anchor tenants necessary to support the project; failure to achieve anticipated occupancy levels or rents; and an inability to sell its inventory of commercial parcels.

     The Company maintains workers compensation, commercial general liability, fire, extended coverage, rental loss, and directors’ and officers’ insurance. Management believes the policy specifications and insured limits are appropriate for the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry earthquake coverage, nor does the Company carry insurance for losses such as pollution, contamination, asbestos, seepage or terrorism. Some of the Company’s policies are subject to limitations involving large deductibles or co-payments and policy limits. If the Company experiences a loss, which is uninsured or which exceeds policy limits, the Company could lose the capital invested in the damaged property as well as the anticipated future cash flows from any such property.

     These forward-looking statements are subject to factors beyond the Company’s control (such as weather, market and economic forces) and, with respect to the future development of the Company’s land, the availability of financing and the ability to obtain various governmental entitlements, including, but not limited to, Pasco County. No assurance can be given that the actual future results will not differ materially from the forward-looking statements.

Selected Financial Data

     Following is a table of selected financial data of the Company for the last five years:

		Year ended December 31,
	(in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Income statement data:
Revenues	$4,188	$3,004	$3,680	$8,983	$4,363
Income before income taxes	375	462	1,485	3,197	1,722
Net income	219	271	906	1,839	1,722
Net income per share:
Basic	.06	.08	.25	.52	.50
Diluted	.06	.07	.24	.48	.46
Weighted Average shares used in computing basic net income per share	3,489	3,506	3,559	3,520	3,445
Weighted Average shares and share equivalents used in computing diluted net income per share	3,553	3,677	3,771	3,813	3,776
Balance sheet data (at end of period):
Total assets	$30,047	$28,788	$28,893	$29,128	$26,636
Stockholders’ equity	$27,672	$27,516	$27,321	$27,683	$25,956
Stockholders’ equity per share (diluted)(1)	$7.82	$7.73	$7.44	$7.35	$7.03

(1)	Calculation of diluted stockholders’ equity per share assumes exercise at the end of each year of all dilutive options outstanding at that time.

Item 2. Properties.

     The Company leases its headquarters office space, consisting of approximately 2,339 square feet, in the Shell Building at 100 Bush Street, in San Francisco, under a lease expiring January 31, 2009. The Company also rents approximately 830 square feet of office space, also under a lease agreement, at 125 Worth Avenue in Palm Beach, Florida. Rental of this space commenced February 1, 2002 under a lease which expires on February 28, 2007. The Company believes its office space is adequate for its current needs.

Item 3. Legal Proceedings.

Akerman Litigation

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

     Following the entry of the Judgment in the District Court, Akerman filed a renewed and amended motion for attorney’s fees and costs seeking an award of approximately $391,000 as of the date of that filing. In December 2004, the parties entered into a stipulated dismissal of the action and all related claims, and also entered into mutual general releases in connection therewith. The Company, on behalf of the Trout Creek entities, paid $375,000 in connection with the settlement. The Company considers the matter closed.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock trades on the Nasdaq National Market System tier of The Nasdaq Stock Market under the symbol “BFEN”. On February 28, 2005, there were approximately 371 holders of record of the Company’s common stock.

     The following is a list by calendar quarter of the reported high and low closing bid quotations per share for the Company’s common stock during 2003 and 2004, all of which quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Bid Quotations

2003	High	Low
1st Quarter	$8.75	$8.18
2nd Quarter	9.00	8.01
3rd Quarter	9.20	8.00
4th Quarter	9.01	7.75

2004	High	Low
1st Quarter	$8.95	$7.81
2nd Quarter	8.81	7.75
3rd Quarter	8.03	7.00
4th Quarter	8.00	7.02

     The source of the foregoing quotations was the National Quotation Bureau, Inc.

     No cash dividends were paid in 2003 or 2004. Any future declaration and payment of cash dividends will be subject to the discretion of the Board of Directors, and will depend upon the Company’s results of operations, financial condition, cash requirements, future prospects, changes to tax legislation, and other factors deemed relevant by the Company’s Board of Directors.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders.

     The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Results of Operations for the Three Years Ended December 31, 2004

     During the years ended December 31, 2004, 2003 and 2002, the Company realized net income of $219,000, $271,000 and $906,000, respectively. Results for the years 2004, 2003 and

2002 included gains from sales of lots within Meadow Pointe of $428,000, $430,000 and $950,000, respectively, and, in 2004 only, included the recognition of a $165,000 installment of a $825,000 deferred gain from the sale of the Company’s approximately 21 acres of undeveloped land in Nashville, Tennessee (see Note F of Notes to Consolidated Financial Statements). In addition, results for the years 2004, 2003 and 2002 included a loss of $10,000 and gains of $96,000 and $569,000, respectively, from the sales of securities.

     The Company’s reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue, costs and related timing and other factors affecting the project budget, were made during each of the years 2004, 2003 and 2002. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $102,000 in 2004, $22,000 in 2003 and $108,000 in 2002.

     The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the “DO”) approved by the Tampa Bay Regional Planning Council (the “TBRPC”) and Florida Department of Community Affairs (the “FDCA”) and issued by the Pasco County Board of County Commissioners (“Pasco County”). The DO included a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project (“Pasco County Approvals”). As a result, the Company filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 (“Build-out Extension”). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter.

     On March 8, 2005, however, the Board of County Commissioners of Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area are not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area (the “LOC”); and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe.

     Real estate sales at Meadow Pointe are dependent upon, among other things, the availability of lots ready for sale, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company sold its remaining inventory of 128 developed lots at Meadow Pointe in 2004, 120 lots in 2003 and 195 lots in 2002. As of February 28, 2005, there remained to be sold approximately 29 developable acres currently planned for town-home and condominium residential units and approximately 24 developable commercial acres.

     Without the DO in effect, during the six-month period ended December 31, 2004, it was difficult to market remaining parcels to prospective purchasers who want to obtain certain Pasco County Approvals prior to the purchase of any of the parcels. As a result, expected revenues from real estate sales at Meadow Pointe were delayed and the Company incurred additional costs, such as community development district assessments and property taxes (see Note H of Notes to Consolidated Financial Statements).

     Real estate rental income of $1,884,000 in 2004 and $1,815,000 in each of 2003 and 2002 was entirely attributable to rental income from the Company’s Tempe property, as were depreciation and amortization expenses during each of these three years (see Note G of Notes to Consolidated Financial Statements). For the year ended December 31, 2004, the Company derived approximately 45% of its operating revenues from the Morgan Bank lease agreement covering its Tempe property, which expires, after a six-month extension term, on August 31, 2005. The Company cannot provide any assurance the Tempe property will be re-leased or if re-leased, that rental rates will be equal to or above the current rental rate. If the rental rate for the Tempe property decreases or a significant portion of its available space is not re-leased, the results of operations for the Company would be materially and adversely affected. Morgan Bank’s decision to vacate could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs and expenses, property management fees and property taxes, and (ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs would have a material adverse effect on the capital resources of the Company. Based on current market conditions, the Company cannot provide any assurance that the entire property will be released at rental rates equal to or above the current rental rates and, most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. The Company has engaged a real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

     Interest and dividend income from investments of $147,000, $109,000 and $252,000 in 2004, 2003 and 2002, respectively, varied primarily as a result of changing interest rates. Interest income from mortgage loans of $183,000, $371,000 and $173,000, in 2004, 2003 and 2002, respectively, was derived primarily from the Company’s participation in such loans with Graham Mortgage Corporation beginning in March 2002 (see Note F of Notes to Consolidated Financial Statements). The decrease in 2004 was due to the repayment of ten of the sixteen mortgage loans outstanding at June 30, 2003. The Company expects that interest income from the loans will decline further as loans are repaid. In early January 2005, two of the six loans remaining with principal balances of $437,500 and $150,000, representing approximately 50% of the total principal balance of the loans outstanding at December 31, 2004, were repaid in full.

     Real estate operating expense of $70,000 in 2003 was higher than the $26,000 and $15,000 of such expense in 2004 and 2002, respectively, principally due to travel, professional services and other expenses related to the marketing of the Company’s Tempe property to prospective tenants.

     General and administrative expenses charged against income were $85,000 greater in 2004 than in 2003 and $18,000 greater in 2003 than in 2002. The higher expenses in 2004 and 2003 were primarily due to increases in the cost of employee health benefits, professional services and directors’ and officers’ liability insurance. Expenses in 2004 were also increased by the cost of professional services relating to the Company’s strategic planning (See Note M of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

     At December 31, 2004, the Company held $15,672,000 in cash, cash equivalents and marketable securities. Short-term and long-term liabilities at the same date were $2,375,000 in total. From time to time the Company purchases shares of its common stock, primarily in the open market (see Note K of Notes to Consolidated Financial Statements).

     During the period February 1992 through May 2000, two community development districts encompassing the Meadow Pointe project issued approximately $79,600,000 of capital improvement revenue bonds. The proceeds of such financings were used to construct infrastructure improvements necessary for the development and sale of lots at Meadow Pointe. In April 2004, one of the districts, the Meadow Pointe II Community Development District (“District”), issued $10,050,000 of revenue refunding bonds. The bonds were issued i) to redeem the $9,325,000 outstanding principal amount of the capital improvement revenue bonds issued by the District in 1995, ii) to pay for the construction of certain recreational facilities within the District; iii) to pay bond issuance costs; and iv) to reduce annual assessments on properties within the District in view of the improved creditworthiness of the District and the favorable interest rate climate. The districts may require additional financings from time to time; however, as the Company’s ownership of land within the districts diminishes with further sales of land, the potential impact on the Company is reduced accordingly.

     In September 2003, representatives of Morgan Bank verbally notified the Company that Morgan Bank did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16 acres located in Tempe, Arizona. The original ten year lease term expired on February 28, 2005. On November 5, 2004, Morgan Bank signed a lease extension for the building, which terminates on August 31, 2005 at a monthly triple net rental of $209,000. At December 31, 2004, contractual rental revenues from the lease were $1,584,000 through the remaining term of the lease. The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. It is unlikely that Morgan Bank will agree to any further extension. If Morgan Bank decides not to further extend the lease agreement relating to our property in Tempe, Arizona our revenues and, in turn, the value of our most significant asset will be adversely impacted. Morgan Bank’s decision could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs and expenses, property management fees and property taxes, and (ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs would have a material adverse effect on the capital resources of the Company. Based on current market conditions, the Company cannot provide any assurance that the entire property will be released at rental rates equal to or above the current rental rates and, most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. The Company has engaged a real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

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

Off-Balance Sheet Arrangements

     The capital improvement revenue bonds issued by two community development districts encompassing the Company’s Meadow Pointe project are not reflected on the Company’s Consolidated Balance Sheets (see Note H of Notes to Consolidated Financial Statements).

Critical Accounting Policies

     The Company’s critical accounting policies are as follows:

•	Real estate sales and related profit from land sales within the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility of the consideration is probable and other criteria for sale and profit recognition are satisfied in accordance with accounting principles generally accepted in the United States governing profit recognition for real estate sales transactions. The related costs of sales are calculated based on specific identification or relative sales value. Periodic changes in estimates to the project budget are made as reductions in or additions to revenue and cost of sales.

Other sales of land are recorded on a method other than the full accrual method when it is determined that the sales transaction failed to meet the criteria set forth under SFAS No. 66.

•	Changes in estimates arise due to the following:

—	the expected sales value of specific lots changes;

—	the number of available lots changes due to changes in the use of the land;

—	the timing of sales changes; this impacts the amount of community development district (“CDD”) bond and general fund assessments paid by the Company. Responsibility to pay assessments on CDD bonds with 20 year maturities and general fund assessments are transferred to the respective buyers upon sale of lots within each parcel of land and the sale of multifamily and commercial parcels of land;

—	changes in real estate property tax payments, development management fees and other related costs; and

—	adjustments for the cost of the Park Access Road.

•	It is the Company’s policy to periodically review and update its projections on the project on a regular basis. As a result, gross margins and related percentages, derived on a period to period basis, may not be directly comparable.

•	Real estate inventory held for current sale and land held for future development are stated at cost. Real estate rental property is stated at cost less accumulated depreciation.

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

To the extent that impairment has occurred, the excess of the carrying amount of a property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2004, the Company’s management believed that there was no impairment of the carrying value of the real estate inventory held for current sale and land held for future development and real estate rental property.

•	Deferred tax assets and liabilities are reflected at amounts at which realization of such amounts is more likely than not. Due to the uncertainty related to future profitability of the Company, realization of certain deferred tax assets may be uncertain. However, based on recent historical financial results and the expectation of positive financial results in future years, management believes that the deferred tax assets at December 31, 2004 will be realizable and the carrying amount of the deferred tax liabilities are appropriately stated.

•	The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of Statement of Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. The Company currently uses the intrinsic value based method of accounting for stock compensation in accordance with APB 25 and related interpretations.

Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s 2004 consolidated financial statements.

     On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Non-public companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Item 7. Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules Covered by Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of
Directors of BF Enterprises, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of BF Enterprises, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules for 2004 listed in the Index at Item 7. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BF Enterprises, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the 2004, 2003 and 2002 financial information set forth therein.

ERNST & YOUNG LLP

San Francisco, California
February 17, 2005,
except for Note H, as to which the date is
March 8, 2005,
and Note M, as to which the date is
March 30, 2005

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31, 2004 and 2003
(in thousands)

	2004	2003
ASSETS:
Cash and cash equivalents	$15,138	$14,036
Marketable securities available for sale, at market value	534	651
Mortgage loans receivable	2,199	1,672
Other receivables	44	260
Real estate rental property, net of accumulated depreciation	1,992	2,012
Real estate inventory held for current sale and land held for future development	9,752	9,583
Lease contract receivable	97	193
Other assets	291	381

TOTAL ASSETS	$30,047	$28,788

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Payables and accrued liabilities	$718	$479
Deferred revenue	660	—
Deferred income taxes	997	793

Total liabilities	2,375	1,272

Contingencies	—	—

Stockholders’ Equity:
Common stock — $.10 par value Authorized — 10,000,000 shares Issued — 3,482,331 and 3,506,128 shares outstanding	348	351
Capital surplus	13,181	13,402
Retained earnings	14,172	13,953
Other accumulated comprehensive loss	(29)	(10)
Notes receivable from employees	—	(180)

Total Stockholders’ Equity	27,672	27,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,047	$28,788

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	2004	2003	2002
Revenues:
Real estate sales	$1,967	$680	$1,399
Real estate rental	1,884	1,815	1,815
Interest and dividends from marketable securities	147	109	252
Interest from mortgage loans	183	371	173
Other	7	29	41

	4,188	3,004	3,680

Costs and Expenses:
Cost of real estate sold	1,374	250	449
Real estate operations	26	70	15
Depreciation and amortization	96	96	96
General and administrative	2,307	2,222	2,204

	3,803	2,638	2,764

Income before gains from sales of securities and income taxes	385	366	916

Gains (losses) from sales of securities	(10)	96	569

Income before provision for income taxes	375	462	1,485

Provision for income taxes	156	191	579

Net income	$219	$271	$906

Net income per share:
Basic	$.06	$.08	$.25

Diluted	$.06	$.07	$.24

Weighted average shares used in computing basic net income per share	3,489	3,506	3,559

Weighted average shares and share equivalents used in computing diluted net income per share	3,553	3,677	3,771

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Common Stock — Shares
Beginning of period	3,506	3,528	3,625
Purchases of common stock	(9)	(192)	(97)
Exercises of stock options	5	176	—
Tender or surrender of common stock for principal and interest payments on notes receivable from employees	(20)	(6)	—

Balance at end of period	3,482	3,506	3,528

Common Stock – Par Value
Beginning of period	$351	$353	$362
Purchases of common stock	(2)	(19)	(9)
Exercises of stock options	1	18	—
Principal and interest payments on notes receivable from employees	(2)	(1)	—

Balance at end of period	$348	$351	$353

Capital Surplus:
Balance at beginning of period	$13,402	$14,180	$15,010
Purchases of common stock — excess over par value	(100)	(1,632)	(827)
Exercises of stock options — excess over par value	38	488	—
Benefit for income taxes from exercises of stock options	20	424	—
Principal and interest payments on notes receivable from employees	(179)	(58)	—
Other	—	—	(3)

Balance at end of period	$13,181	$13,402	$14,180

Retained Earnings:
Balance at beginning of period	$13,953	$13,682	$12,776
Net income	219	271	906

Balance at end of period	$14,172	$13,953	$13,682

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(10)	$16	$445
Unrealized gains (losses) from marketable equity securities, net of income taxes	(26)	33	(89)
Less: reclassification adjustment for (gains) losses from sales of securities included in net income	7	(59)	(340)

Balance at end of period	$(29)	$(10)	$16

Notes receivable from employees:
Balance at beginning of period	$(180)	$(910)	$(910)
Interest on notes	(1)	(21)	(44)
Principal and interest payments	181	751	44

Balance at end of period	$—	$(180)	$(910)

Accumulated comprehensive income:
Balance at beginning of period	$13,943	$13,698	$13,221

Net income	219	271	906
Unrealized gains (losses) from marketable equity securities, net of income taxes	(26)	33	(89)
Less: reclassification adjustment for (gains) losses from sales of securities, net of income taxes	7	(59)	(340)

Comprehensive income for period	200	245	477

Balance at end of period	$14,143	$13,943	$13,698

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$219	$271	$906
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Gains) losses from sales of securities	10	(96)	(569)
Gains from sales of real estate	(593)	(430)	(950)
Tax benefit from exercise of stock options	20	424	—
Provision for (benefits from) deferred income taxes	130	(180)	561
Net cash proceeds from sales of real estate	745	559	1,140
Real estate development costs	(1,541)	(1,967)	(1,280)
Reimbursement of real estate development costs	849	106	1,615
Changes in certain assets and liabilities:
Decrease (increase) in receivables	216	(20)	(47)
Decrease in lease contract receivable	96	161	138
Increase (decrease) in payables and accrued liabilities	239	(65)	(119)
Other net	226	59	(74)

Adjustments to net income	397	(1,449)	415

Net cash provided (used) by operating activities	616	(1,178)	1,321

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	76	4,382	1,358
Purchases of marketable securities	—	(1,623)	(2,988)
Principal payments on marketable debt securities	—	—	883
Sale of mortgage loan	—	—	150
Principal payments on mortgage loans receivable	481	1,998	321
Additions to mortgage loans receivable	(8)	(304)	(3,837)
Principal and interest payments on notes receivable from employees	—	692	—

Net cash provided (used) by investing activities	549	5,145	(4,113)

Cash flows from financing activities:
Purchases of the Company’s common stock	(63)	(1,145)	(836)
Reductions in subordinated debentures	—	—	(48)

Net cash used by financing activities	(63)	(1,145)	(884)

Net increase (decrease) in cash and cash equivalents	1,102	2,822	(3,676)
Cash and cash equivalents at beginning of period	14,036	11,214	14,890

Cash and cash equivalents at end of period	$15,138	$14,036	$11,214

Supplemental disclosures of cash flow information:
Income taxes:
Cash paid during the year	$7	$1	$89
Cash received during the year from refunds	(92)	(53)	(30)

	$(85)	$(52)	$59

Supplemental disclosure of non-cash investing and financing activities:
Tender or surrender of the Company’s common stock for:
Stock option exercise costs	$39	$506	$—
Principal and interest payments on notes receivable from employees	181	59	—

Non cash investing activity:
Promissory note received as a portion of proceeds due from the sale of real estate:
Face value of note	1,000	—	—
Deferred revenue	(825)	—	—

The accompanying notes are an integral
part of these consolidated statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Note A — Business

BF Enterprises, Inc. and its subsidiaries (collectively, the “Company”) currently are engaged primarily in the real estate business, including the i) final stages of the development of a large tract of land, known as Meadow Pointe, in suburban Tampa, Florida, and ii) as owner and landlord, leasing of a 220,000 square foot building on 16 acres in Tempe, Arizona.

Revenues from the Company’s lease agreement with Morgan Bank covering the 220,000 square foot Tempe commercial building represent 45% of the Company’s 2004 revenues. Morgan Bank has notified the Company that it will not renew its lease of the Tempe property beyond its current expiration on August 31, 2005. Except for the foregoing, the Company’s business is not dependent upon a single customer or a limited number of customers.

Note B — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (i) have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and (ii) present the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 2004, 2003 and 2002. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the results of operations during the reporting period. For the Company, these estimates primarily relate to the collectibility of mortgage loans receivable, the valuation of real estate, including revenue projections, cost estimates and depreciable lives assigned, and the valuation of certain accrued liabilities. Actual results could differ from those estimates.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Investments in Marketable Securities Available For Sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable securities, which are classified as “available-for-sale” in the accompanying consolidated balance sheets, are carried at a fair value, with the unrealized gains and losses reported in a separate component of consolidated stockholders’ equity as other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in consolidated income. The cost of securities sold is based on the specific identification method.

Mortgage Loans Receivable

Mortgage loans receivable represent a note received from the sale of land owned by the Company and participating interests in loans acquired through a private real estate investment firm (see Note F of Notes to Consolidated Financial Statements). All of the loans are secured by First Deeds of Trust in real property and are carried at unpaid principal. The Company monitors the recoverability of its loans and notes receivable. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable are evaluated periodically for impairment. If it becomes evident that the borrower is unable to meet its debt service obligations and cannot satisfy its payments using sources other than sales or operations of the property securing the loan, such loan will be considered impaired. In that event, interest income on impaired loans will cease to accrue and the recorded amount will be reduced to the fair value of the collateral securing it.

Real Estate Inventory Held for Current Sale and Land Held for Future Development

Real estate inventory held for current sale and land held for future development includes land, land development and carrying costs, including real estate taxes and assessments, management fees and other costs incurred in accordance with an agreement with the Meadow Pointe project development manager. Costs are allocated to individual lots based on the specific identification or relative sales value method. Real estate inventory held for current sale and land held for future development is carried at the lower of cost or fair market value. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the project. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual sales values and profits of the Company’s inventory of land held for current sale and future development could be materially different than

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

current expectations. To the extent that impairment has occurred, the excess of the carrying amount of such property over its estimated fair value, less estimated selling costs, will be charged to income. As of December 31, 2004 and 2003, the Company’s management believed that there was no impairment on the carrying value of real estate.

Real Estate Rental Property

Real estate rental property is stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered from estimated future undiscounted cash flows, in which case, the carrying value of the property is reduced to its estimated fair value. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s property could be materially different than current expectations. At December 31, 2004 and 2003, the Company’s management believed that there was no impairment on the carrying value of the property.

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Building and Improvements	40 years
Furniture and Equipment	5 to 10 years

Revenues

Real estate sales revenue and related profit from land sales of the Meadow Pointe project are generally recognized using the full accrual method when title has passed to the buyer, collectibility of the consideration is probable, and other criteria for sale and profit recognition are satisfied in accordance with SFAS No. 66, Accounting for Sales of Real Estate. A portion of sales proceeds are used to reimburse the Company for certain project costs incurred in accordance with an agreement with the development manager. These reimbursements are not reflected as revenue in the consolidated statements of income.

Other sales of land are recorded on a method other than the full accrual method when it is determined that the sales transaction failed to meet the criteria set forth under SFAS No. 66. The Company has deferred a portion of its gain from other sales of land under the installment method due to insufficiency of the buyer’s continuing investment related to the real estate sold.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

It is the Company’s policy to review and update its project projections on a regular basis and make changes in estimates to the expected sales revenue of the remaining parcels in the project, changes in use of the land available in the project, the related timing of sales, and adjustments to costs (proportional to the percentage of completion) and other factors. Periodic adjustments to sales revenue and profit are made to reflect these changes in estimates. These adjustments, reflecting changes occurring during these periods, resulted in aggregate reductions in revenues and costs that reduced income before income taxes by $102,000 in 2004, $22,000 in 2003 and $108,000 in 2002. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period to period basis, may not be directly comparable.

The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the rental properties and accounts for its leases as operating leases. Real estate rental income is recognized on a straight-line basis over the term of the leases.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of ninety (90) days or less, such as treasury bills and notes, government agency bills and notes, bank deposits, time deposits, certificates of deposit, repurchase agreements, bankers’ acceptances, and commercial paper, all of which are carried at cost, which approximates fair value.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. The Company currently uses the intrinsic value based method of accounting for stock-based compensation in accordance with APB 25 and related interpretations, and follows the disclosures-only provision of SFAS No. 123.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits and liabilities, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and tax credit carryforwards, to the extent that realization of such benefits and liabilities is more likely than not.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s 2004 consolidated financial statements.

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, marketable securities, mortgage loans receivable, and rental income. The Company places its cash investments with high-quality institutions. Management of the Company performs ongoing credit evaluations of its investments and requires

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

all borrowers to provide collateral to secure the mortgage loans receivable. These collateral are generally sufficient to meet the terminal value of a borrower’s mortgage loan obligation and they are a measure of good faith on the part of the borrower. The Company’s rental income is solely dependent upon one tenant, whose lease is due to expire in August 2005.

Fair Value of Financial Instruments

As cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents and restricted cash approximates fair value. Marketable securities available for sale have readily determinable market values as these are publicly traded. The fair values of the Company’s other financial instruments (including such items as mortgage loans receivable, accounts payable and accrued expenses, and deposits and prepaid rent) approximate their carrying values based on their nature.

Note C — Business Segments

The Company currently is engaged in only one business segment. The Company’s net investment in, and the operating results of, its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note D — Earnings Per Share

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

	Year Ended December 31,
	2004	2003	2002
Net income	$219	$271	$906
Weighted average number of shares outstanding:
Common stock	3,489	3,506	3,559
Common stock equivalents – stock options	64	171	212

	3,553	3,677	3,771

Net income per share:
Basic – based on weighted average number of shares of common stock outstanding	$.06	$.08	$.25

Diluted – based on weighted average number of shares of common stock and common stock equivalents outstanding	$.06	$.07	$.24

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Note E — Marketable Securities Available for Sale

The fair values of marketable securities available for sale as of December 31, 2004 and 2003 were as follows (in thousands):

	2004			2003

		Gross			Gross
		Unrealized	Fair		Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
Common Stock	$581	$(47)	$534	$667	$(16)	$651

Proceeds from sales of securities available for sale were $76,000 in 2004, $4,382,000 in 2003 and $1,358,000 in 2002. A loss of $10,000 and gains of $96,000 and $569,000 were realized on securities sales in 2004, 2003 and 2002, respectively.

Note F — Mortgage Loans Receivable

Mortgage loans receivable consists of (1) a promissory note in the principal amount of $1,000,000 (“Hobson Note”) received from Hobson Park, LLC, a Georgia limited liability company (“Hobson”), as part of the proceeds from the sale of the Company’s 21 acres of raw land, located in Nashville, Tennessee (the “Property”) on October 13, 2004, and (2) participation in certain mortgage loans with Graham Mortgage Corporation. The principal balance of mortgage loans receivable at December 31, 2004 and 2003 was (in thousands):

	December 31,
	2004	2003
Hobson Note	$1,000	$—
Graham Mortgage Loans	1,199	1,672

	$2,199	$1,672

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Hobson Note

The Hobson Note is secured by a First Deed of Trust on the Property with variable interest payable semi-annually at the initial rate of 3.32% (subject to semi-annual adjustment based upon the Treasury Note Rate as published in the Wall Street Journal), and all outstanding principal and interest due and payable on October 13, 2009 (the “Maturity Date”); provided, however, that in the event any portion of the Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Promissory Note. As allowed by SFAS No. 66, the note receivable is carried at face value.

Graham Mortgage Loans

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s six participating interests (collectively, the “Participating Interests”) at December 31, 2004, were: $150,000 in each of four Loans, and two other Loans of $250,000 and $500,000, respectively. The Loans are for terms of 30 to 84 months with yields to the Company, net of a one-half percent administrative fee, ranging from 8.50% to 13.50% per annum, and are secured by First Deeds of Trust in real property located in Texas. The aggregate principal balance of the Participating Interests at December 31, 2004 was $1,199,000. In early January 2005, two of the loans, with principal balances of $437,500 and $150,000 at December 31, 2004, were repaid in full. Management believes that the security for all loans is more than adequate and that no impairment reserve is currently necessary.

Note G — Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year triple net lease agreement (“Lease Agreement”) with JP Morgan Chase Bank (“Morgan Bank”). The lease provided for the phased occupancy and rental of space by Morgan Bank during 1995, with rental of the entire premises commencing January 1, 1996. Contractual rental revenues from the lease with Morgan Bank were $1,980,000 in 2004 and $330,000 in the two months ending February 28, 2005, the lease expiration date. On September 25, 2003, representatives of Morgan Bank verbally notified the Company that Morgan Bank did not intend to exercise its renewal option under the lease agreement. In accordance with the terms of the Lease Agreement, the option to renew expired on May 31, 2004. On November 5, 2004, Morgan Bank signed a lease extension for the building which terminates on August 31, 2005 at a monthly triple net rental of $209,000. The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. The Company believes it is unlikely that Morgan Bank will agree to a further extension. The Company is actively marketing the property for lease to prospective tenants.

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

On January 1, 1996, as required by accounting principles generally accepted in the United States (“GAAP”), the Company began amortizing on a straight-line basis (1) income from the lease with Morgan Bank, resulting in annual real estate leasing income of $1,815,000 ($151,000 monthly) through February 28, 2005, and (2) a related $423,000 lease advisory fee (for services rendered by a real estate brokerage firm in connection with the Morgan Bank lease), with annual amortization expense of $46,000 over the same period. Straight-line amortization of income from the lease was adjusted, as required by GAAP, with the signing of the lease extension by Morgan Bank on November 5, 2004. This adjustment increased the recognition of income from the lease to $186,000 monthly for the period November 1, 2004 through August 31, 2005.

Real estate rental property for the years ended December 31, 2004 and 2003 was as follows (in thousands):

		Accumulated
	Cost	Depreciation	Net
2004	$4,501	$2,509	$1,992

2003	$4,470	$2,458	$2,012

Note H — Real Estate Inventory Held for Current Sale and Land Held for Future Development

At December 31, 2004 real estate inventory held for current sale and land held for future development consisted primarily of approximately 53 acres of the 1,724 acres originally included in the Company’s master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,752,000 at December 31, 2004 and $9,583,000 at December 31, 2003. The Company believes that the current fair market value of these assets is greater than their carrying value.

The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the “DO”) approved by the Tampa Bay Regional Planning Council (the “TBRPC”) and Florida Department of Community Affairs (the “FDCA”) and issued by the Pasco County Board of County Commissioners (“Pasco County”). The DO included a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project (“Pasco County Approvals”). As a result, on September 27, 2004, the Company filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 (“Build-out Extension”). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter. However, on March 8, 2005, Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area are not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area (the “LOC”), and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe. The Company is not yet in the initial phase of construction of the Park Access Road and, accordingly, cannot estimate the total cost with certainty. The Company and Pasco County are currently negotiating the terms of an easement, which is required to be obtained prior to construction of the Park Access Road.

Without the DO in effect during the six-month period ending December 31, 2004, it was difficult to market the Company’s remaining three (3) commercial parcels and one (1) multi-family parcel

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

to prospective purchasers who want to obtain certain Pasco County Approvals prior to the purchase of any of the parcels. As a result, expected revenues from real estate sales at Meadow Pointe were delayed and the Company incurred additional costs, such as community development district assessments and property taxes.

Two community development districts, both local units of Florida special purpose government, were formed in conjunction with the development of Meadow Pointe. These districts, whose jurisdiction is limited to the Meadow Pointe project, together encompass all of the 1,724 acres within the project. During the period February 1992 through May 2000, the two community development districts issued an aggregate $79.6 million of capital improvement revenue bonds. All of these bonds were issued to finance the acquisition of property, and the construction of roads, utilities, recreation facilities and other infrastructure systems. In April 2004, one of the districts, the Meadow Pointe II Community Development District (“District”), issued $10,050,000 of revenue refunding bonds. The bonds were issued i) to redeem the $9,325,000 outstanding principal amount of the capital improvement revenue bonds issued by the District in 1995, ii) to pay for the construction of certain recreational facilities within the District; iii) to pay bond issuance costs; and iv) to reduce annual assessments on properties within the District in view of the improved creditworthiness of the District and the favorable interest rate climate.

Approximately $22 million of the capital improvement revenue bonds issued by the districts, of which approximately $16 million was outstanding at December 31, 2004, are payable in equal annual installments of principal and interest over 20 years. The balance of the bonds, none of which were outstanding at December 31, 2004, were payable over a fixed term, but had to be prepaid in part each time a developed lot or other land was sold. Annual bond installments are paid by special assessments levied against individual parcels of land within the district areas. These special assessments are collected either directly by the districts or by the Pasco County Assessor, in the same manner as county property taxes, on behalf of the districts. The outstanding bonds are secured by a first lien upon and pledge of the special assessments. If any parcel owner, including the Company’s subsidiaries (until such time as their land has been developed and sold or otherwise transferred), but excluding the districts and the county, fails to make payment of an assessment, then such owner’s parcel will become subject to a lien which may ultimately be foreclosed for nonpayment. As of December 31, 2004, parcels of land owned by the Company’s subsidiaries were subject to bonds in the aggregate principal amount of approximately $2 million. These bonds are not reflected on the Company’s Consolidated Balance Sheets. Bond assessments will be paid by the Company if, as and when required.

The two community development districts have purchased land from one of the Company’s subsidiaries for use in the construction of roads, ponds, conservation areas and neighborhood parks. The Company has accounted for payments it received from the two districts in connection

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

with those transactions, as of the date received, as reductions in the carrying value of all property to be developed within the district areas.

In March 2002, the Company and Devco II Corporation, a Florida corporation and the development manager of Meadow Pointe (“Devco”), amended the Development and Management Agreement dated March 1, 1991, pertaining to the payment of development and management fees at Meadow Pointe (the “Amendment”). Under the terms of this Amendment, Devco is entitled to a fee equal to five percent of the sales prices as shown on the settlement statements upon closing of all remaining land parcels at Meadow Pointe subsequent to January 1, 2002. In addition, Devco was to be eligible to receive up to $300,000 in bonus payments if sales of certain parcels were sold no later than December 31, 2004. Effective January 1, 2002, Devco is not entitled to receive any additional fee or expense reimbursements from the Company or from either of the two Meadow Pointe community development districts. Prior to 2005, Devco received an aggregate of $604,000 from the Company under this arrangement and, based on current sales projections, the Company will pay to Devco an aggregate of approximately $550,000 subsequent to 2004. As of December 31, 2004, the Company had advances outstanding to Devco of approximately $44,000 pursuant to the Amendment.

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

In October 2004, the Company consummated the sale of its approximately 21 acres of undeveloped land located in Nashville, Tennessee (the “Property”) pursuant to a Contract of Purchase and Sale, by and between the Company and Hobson Park, LLC, a Georgia limited liability company (“Hobson”), dated April 30, 2004 (the “Sale Agreement”). In accordance with the terms of the Sale Agreement, Hobson agreed to pay $1,250,000 for the Property, consisting of i) cash in the amount of $250,000; and ii) a promissory note in favor of the Company in the principal amount of $1,000,000 (“Promissory Note”), secured by a First Deed of Trust on the Property (“First Deed of Trust”), with variable interest payable semi-annually at the initial rate of 3.32% (subject to semi-annual adjustment based upon the Treasury Note Rate as published in the Wall Street Journal), and all outstanding principal and interest due and payable on October 13, 2009 (the “Maturity Date”); provided, however, that in the event any portion of the Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Promissory Note. The foregoing description of the Sale Agreement and the transactions contemplated thereby is qualified in its entirety by the terms of the Sale Agreement, First Deed of Trust and Promissory Note, each of which was previously filed with the SEC.

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, the Company is using the installment method to account for the sale of the Property. The Company recorded a deferred gain of $825,000 when the Property was sold, of which twenty percent ($165,000), or the amount of the down payment as a percentage of the sales value, was recorded as a current gain at the time of sale. Further gains will be recognized as principal payments are made and will be based on the percentage of total gain to total sales value.

Note I — Income Taxes

The Company’s provision for income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal alternative minimum taxes	(90)	(54)	38
State income taxes	5	8	(17)
Deferred federal and state income taxes	241	237	558

	$156	$191	$579

As of December 31, 2004 and 2003, the Company had recorded the following net deferred tax liabilities and assets (in thousands):

	Tax Effect
	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$1,559	$1,757
Federal Alternative Minimum tax credits	158	248
Deferred tax liabilities:
Land basis	(2,633)	(2,576)
Unrealized securities losses	18	6
Effect of accelerated depreciation	(280)	(266)
Other	181	38

Net deferred tax liabilities	$(997)	$(793)

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

The following is a reconciliation from the expected federal statutory income tax rate to the effective tax rate, expressed as a percentage of pre-tax income, for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Expected federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	6.0	4.8	6.0
Adjustment to valuation of state net operating loss carryforwards	—	(6.2)	(1.9)
Adjustments to prior year state income taxes	0.8	8.0	1.0
Permanent differences	0.9	0.8	(.01)

Effective tax rate	41.7%	41.4%	39.0%

At December 31, 2004, the Company had available for federal income tax purposes unused operating loss carryforwards of approximately $4,000,000, of which $2,700,000 and $1,300,000 will expire in 2013 and 2017, respectively.

Note J — Commitments and Contingencies

Rental Commitments

Rental expense, primarily for office premises, amounted to $100,000, $126,000 and $110,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s projected minimum rental commitments under two office leases, one in San Francisco, California which, as amended, commenced on February 1, 2004 and expires on January 31, 2009, and another in Palm Beach, Florida, which commenced February 1, 2002 and expires on February 28, 2007, are:

2005	$90,000
2006	93,000
2007	63,000
2008	59,000
2009	5,000

$310,000

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

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

Following the entry of the Judgment in the District Court, Akerman filed a renewed and amended motion for attorney’s fees and costs seeking an award of approximately $391,000 as of the date of that filing. In December 2004, the parties entered into a stipulated dismissal of the action and all related claims, and also entered into mutual general releases in connection therewith. The Company, on behalf of the Trout Creek entities, paid $375,000 in connection with the settlement. As such, the Company considers the matter closed.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances and has obtained advice from and conducted certain environmental surveys by independent experts. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have a material adverse effect on the Company’s results of operations and cash flow.

General Uninsured Losses

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from its property.

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Note K — Stockholders’ Equity

From time to time, the Company purchases shares of its common stock, primarily in the open market. In 2004, 2003 and 2002, the Company purchased an aggregate of the following number of shares of its common stock: 8,800 shares for $63,000 in 2004; 88,693 shares for $716,000 in 2003; and 96,600 shares for $836,000 in 2002, of which 60,000 shares were purchased from an officer and director of the Company for $525,000.

In 2003, three employees, including an officer who is also a director, repaid in full their promissory notes issued in 2001 under the terms of the Company’s stock option loan program. One note was paid with cash in the amount of $684,000, which included payment of $28,000 of accrued interest. The other notes, in the aggregate amount of $59,000, including $3,000 of accrued interest, were paid with the tender or surrender by two employees of 6,343 shares of the Company’s common stock with an average market value of $9.21 per share. In 2004, the two remaining notes, in the aggregate amount of $181,000, including $4,000 of accrued interest, were repaid in full by two employees, both of whom are officers, with the tender or surrender of 20,437 shares of the Company’s common stock with an average market value of $8.85 per share. All of the notes were repaid under their original terms. All of the notes were full-recourse to the borrower and, in addition, were secured by the shares issued in connection with the option exercises. Interest rates ranged from 4.59% to 5.12% per annum and were equal to the Applicable Federal Rates in effect at the time the notes were issued. Interest on the notes was due annually on the anniversary date of each note and principal of the notes and accrued but unpaid interest was due on the earlier of (1) the fifth anniversary of the issuance of each note or (2) the sale of the shares purchased in connection with the exercise of options.

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

In 2004, one of the Company’s directors and the estate of a former director (together “the Directors”) exercised options for the purchase of an aggregate of 10,000 shares of the Company’s common stock. In accordance with option agreements, by and between each director and the Company, dated February 15, 1994, 4,560 shares of the Company’s common stock, with a market value of $8.50 per share, were tendered or surrendered, as payment of the exercise costs aggregating $39,000.

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Note L — Stock Plans

The Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company’s 1993 Long-Term Equity Incentive Plan (the “1993 Employee Plan”) governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan. No new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company’s 2004 Stock Option Plan for Outside Directors (the “2004 Director Plan”), which was approved by the Company’s stockholders on May 13, 2004, provides for the grant of stock options to those directors who are not employed by the Company (the “Outside Directors”). The Company’s 1994 Stock Option Plan for Outside Directors (the “1994 Director Plan”) governs stock options issued to the Outside Directors prior to its termination on February 16, 2004, the tenth anniversary of its adoption by the Board; no new grants of options may be made under the 1994 Director Plan.

Pursuant to the 2004 Director Plan, any person who becomes an Outside Director is to be granted a non-qualified option to purchase 5,000 shares of the Company’s common stock, the grant to be effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who has served as such for at least one year will also receive an option to purchase 2,500 shares of the Company’s common stock on the date of each annual meeting of stockholders at which he or she is reelected a director. In accordance with the 2004 Director Plan, two Outside Directors were granted options for 2,500 shares each on the date of the annual meeting of shareholders in May 2004.

The 1997 Plan and the 1993 Employee Plan are administered by the Board of Directors or a committee of the Board (the “Committee”), composed of not less than two directors who are disinterested persons. The Committee selects participants in the 1997 Plan and determines the number of shares subject to the options and other stock rights granted pursuant to that plan, and the terms of those options and other rights.

The 1994 Director Plan replaced the Company’s Non-Employee Directors’ Option Plan (the “Original Director Plan”). Under the Original Director Plan, each Outside Director was automatically granted, upon election as a director, a non-qualified option for 5,000 shares of the Company’s common stock. All of the options which were granted under the Original Director Plan have been exercised. No new options may be granted under the Original Director Plan.

Pursuant to the 1994 Director Plan, any person who became an Outside Director was granted a non-qualified option to purchase 5,000 shares of the Company’s common stock, the grant was

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

effective on the date of his or her election or appointment as an Outside Director, and each Outside Director who had served as such for at least one year also received an option to purchase 2,000 shares of the Company’s common stock on the date of each annual meeting of stockholders at which he or she was reelected a director. In accordance with the 1994 Director Plan, two Outside Directors were granted options for 5,000 shares each upon approval of the plan in May 1994 and subsequently received options for 2,000 shares each on the dates of the annual meetings of stockholders in May of each of the years 1995 through 2003. Another Outside Director was granted, at the time of his appointment in October 1996, a non-qualified option to purchase 5,000 shares of the Company’s common stock, and, in accordance with the 1994 Director Plan, subsequently received options for 2,000 shares on the date of the annual meeting of stockholders in May of each of the years 1998 through 2003. Another Outside Director was appointed in October 2003 to fill a vacancy created by the death of one of the Company’s Outside Directors and, at that time, was granted a non-qualified option to purchase 5,000 shares of the Company’s common stock.

In accordance with the intrinsic value based method of accounting prescribed by APB 25, the Company does not recognize any compensation expense related to the options that it grants as they are all exercisable at the fair value of the Company’s common stock on the date of grant. Had compensation costs for the Company’s option plans been determined consistent with the fair value based method of accounting prescribed by SFAS 123, the Company’s consolidated net income and net income per share would have been reduced to the following pro forma amounts for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

		2004	2003	2002
Net income:	As reported	$219	$271	$906
	SFAS 123 adjustment	(36)	(64)	(12)

	Pro forma	$183	$207	$894

Diluted income per share:	As reported	$.06	$.07	$.24
	SFAS 123 adjustment	(.01)	(.01)	.00

	Pro forma	$.05	$.06	$.24

As of December 31, 2004, 287,500 shares were available for future grant under the 1997 Plan. As of December 31, 2004, 95,000 shares were available for future grant under the 2004 Director Plan. As of December 31, 2004, 534,500 of the stock options granted under these plans were exercisable. The options expire 10 years following their grant. Options granted under the 1997 Plan and 2004

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

Director Plan are fully vested at the date of grant. Options granted pursuant to the 1994 Director Plan, and granted prior to May 27, 1998, vested at the rate of 25% per year, for each of the first four years. On May 27, 1998, the Board of Directors amended the 1994 Director Plan to provide that all options granted on and after that date become fully vested on the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk free interest rate	2.4%	2.2%	1.7%
Expected dividend yield	None	None	None
Expected life of options	2 years	3 years	3 years
Expected volatility	29.2%	34.6%	15.1%

Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.49 in 2004, $2.27 in 2003 and $1.20 in 2002.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table below:

	2004		2003		2002
		Weighted- Average		Weighted- Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at Beginning of Year	504,500	$7.04	634,500	$5.77	624,500	$5.70
Granted	40,000	8.10	46,000	8.65	10,000	9.39
Exercised	(10,000)	3.88	(176,000)	2.88	—	—
Expired	—	—	—	—	—	—

Outstanding at End of Year	534,500	8.05	504,500	7.04	634,500	5.77

Exercisable at End of Year	534,500	8.05	504,500	7.04	634,500	5.77

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding and Exercisable
	Number	Weighted	Weighted
	Outstanding and	Average	Average
Range of	Exercisable at	Remaining	Exercise
Exercise Prices	12/31/04	Contractual Life	Price
$3.87 to $4.75	84,000	0.98 years	$4.75
$5.87 to $6.25	103,000	1.86 years	6.23
$7.25 to $9.65	347,500	5.18 years	8.05

	534,500

Note M – Subsequent Event

     On March 30, 2005, the Company’s Board of Directors approved a reverse split of the Common Stock of the Company (the “Reverse Stock Split”) intended to take the Company private. Under the terms of the Reverse Stock Split, each 4,000 shares of the Company’s Common Stock will be converted into one share of Common Stock and holders of less than 4,000 shares of Common Stock prior to the Reverse Stock Split will receive cash presently estimated to be $8.88 per pre-split share.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

     Immediately following the Reverse Stock Split, the Company will effect a 4,000 for one forward split (together, the Reverse Stock Split and the forward split are the “Reverse/Forward Stock Split”) so that the number of shares held by each holder of at least 4,000 shares of Common Stock prior to the Reverse/Forward Stock Split will ultimately be unchanged.

     The per-share cash price for fractional shares following the Reverse/Forward Stock Split will be determined based on a valuation of Sutter Securities Incorporated, an independent investment bank (“Sutter Securities”). The valuation of Sutter Securities, effective as of February 28, 2005, was $8.88 per share. The per share closing price for the Common Stock on March 30, 2005, the last day of trading prior to the Board’s approval of the Reverse/Forward Stock Split, was $7.595. In addition to its valuation, Sutter Securities will issue an opinion that the price to be paid to stockholders who receive cash in the Reverse/Forward Stock Split is fair to those stockholders from a financial point of view.

     The anticipated result of the Reverse/Forward Stock Split will be to reduce the number of our stockholders of record to fewer than 300. Pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, the Company intends to cease filing periodic reports with the Securities and Exchange Commission (the “Commission”) and to terminate the listing of its Common Stock on the NASDAQ National Market System. The Board of Directors has approved the Reverse/Forward Stock Split based on its determination that the Company achieves few of the benefits of public ownership because of a lack of an active trading market for its Common Stock while remaining burdened with the significant costs of being a publicly held company.

     The Company will obtain approval of the Reverse/Forward Stock Split from the holders of a majority of its Common Stock by written consent. Concurrent with the filing of this Annual Report on Form 10-KSB, the Company is filing a preliminary Information Statement on Schedule 14C under the Exchange Act and a Transaction Statement on Schedule 13e-3 with the Commission which contains additional information regarding the Reverse/Forward Stock Split. Following review by the Commission, the Company intends to distribute a definitive Information Statement on Schedule 14C under the Exchange Act (the “Information Statement”), to all holders of its Common Stock and to effect the Reverse/Forward Stock Split on or after 20 days following distribution of the Information Statement. Sutter Securities will update its valuation prior to the time that the Company distributes the Information Statement to stockholders of the Company.

     The Company reserves the right not to proceed with the Reverse/Forward Stock Split in the event that it determines that the amount of cash to be paid for fractional shares will exceed $3,000,000, or if the Company otherwise determines that abandoning the Reverse/Forward Stock Split is in the best interests of our stockholders. The Company anticipates that the Reverse/Forward Stock Split will be effectuated by the end of the second quarter of 2005.

BF ENTERPRISES, INC. AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

     The Company intends for the Reverse/Forward Stock Split to treat holders of Common Stock in street name through a nominee (such as a bank or broker) in the same manner as holders whose shares are registered in their names, and nominees will be instructed to effect the Reverse/Forward Stock Split for their beneficial holders.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
BF ENTERPRISES, INC. AND SUBSIDIARIES
December 31, 2004
(in thousands)

Life on Which
Depreciation in
			Gross Amount at Which Carried at						Latest
	Initial Cost to Company		Close of Period						Statements of
		Buildings and		Buildings and		Accumulated	Date of	Date	Operations
Description	Land	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Office Building - Tempe, Arizona	$736	$3,734	$736	$3,765	$4,501	$2,509	1977	1977	40 Years

Notes:

(1)	For Federal income tax purposes at December 31, 2004, real estate was carried at a cost of $1,241,000.

(2)	Reconciliation of “Real Estate and Accumulated Depreciation”:

	Year Ended December 31,
	2004		2003		2002
	Investment	Accumulated	Investment	Accumulated	Investment	Accumulated
	Amount	Depreciation	Amount	Depreciation	Amount	Depreciation
Balance at beginning of year	$4,470	$2,458	$4,470	$2,407	$4,470	$2,356
Additions:
Capital Improvements	31	—	—	—	—	—
Depreciation charged to costs and expenses	—	51	—	51	—	51

Balance at end of year	$4,501	$2,509	$4,470	$2,458	$4,470	$2,407

BF ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2004 (in thousands)

		Final				Balloon
	Interest	Maturity	Face		Carrying	Payment
	Rate (%)	Date	Amount		Amount	at Maturity
Conventional First Mortgage Loans (10-13):
Land and land development:
Pelican Bay, Texas	14	12/04	150	(1)(2)(3)(9)	112	112
Grayson County, Texas	14	12/04	150	(1)(2)(3)(9)	110	110
Fate, Texas	12	07/04	500	(1)(2)(3)(4)(9)	437	437
Fort Worth, Texas	12	10/05	150	(1)(2)(3)(4)(5)(9)	150	150
Nashville, Tennessee	variable	10/09	1,000	(14)	1,000	1,000
Manufacturing facility and land:
Nacona, Texas and Cooke County, Texas	13-1/2	07/04	150	(1)(2)(3)(4)(7)(9)	142	142
Warehouse:
Dallas County, Texas	10-1/4	04/04	250	(1)(2)(3)(4)(8)(9)	248	248

Total mortgage loans			$2,350		$2,199	$2,199

(1)	Face amount represents the Company’s participating interest in loans acquired through a real estate investment sponsor.

(2)	Interest only until maturity.

(3)	All loans contain late penalties that entitle the Company to a pro rata portion of fifty percent (50%) of any such penalties. The remaining fifty percent (50%) of such penalties inures to the sponsor.

(4)	Loan contains prepayment penalties that entitle the Company to a pro rate portion of fifty percent (50%) of such penalties. The remaining fifty percent (50%) of such penalties inures to the sponsor.

(5)	Prepayment penalty of 1% of principal balance if prepayment is made prior to April 1, 2003.

(6)	Prepayment penalty of ten thousand dollars if prepayment is made prior to June 1, 2003.

(7)	Prepayment penalty of 1% of principal balance if prepayment is made prior to February 1, 2003.

(8)	Prepayment penalty of seven thousand five hundred dollars if prepayment is made prior to April 1, 2003.

(9)	An administrative fee of one-half percent is deducted from the indicated interest rate by a real estate investment sponsor.

(10)	None of the mortgages is encumbered by liens in priority to the Company’s Deeds of Trust.

(11)	None of the principal amounts of the mortgages is subject to delinquent principal or interest.

(12)

Balance at beginning of period	$1,672
Additions during the period:
New mortgage loans	1,008
Deductions during the period:
Collections of principal	(481)

$2,199

(13)	At December 31, 2004, mortgage loans on real estate were carried at an amount of $2,199 for Federal income tax purposes.

(14)	Interest is subject to semi-annual adjustment based upon Treasury Note Rate as published in the Wall Street Journal for notes with five year maturities.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8a. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     There have been no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     The information required by Item 9 is incorporated by reference from the Company’s Proxy Statement, under the caption “Nominees of the Present Board of Directors” and “Executive Officers,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 24, 2005.

Item 10. Executive Compensation.

     The information required by Item 10 is incorporated by reference from the Company’s Proxy Statement, under the caption “Compensation of Executive Officers and Directors,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 24, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

     The following table summarizes information about the Company’s compensation plans as of December 31, 2004. All outstanding awards relate to our $.10 par value Common Stock. For additional information about our equity compensation plans (see Note L of Notes to Consolidated Financial Statements).

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding Options,	Exercise Price of	Plans Excluding
	Warrants and Rights	Outstanding Options,	Securities
	(1)	Warrants and Rights	reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders:
1993 Long-Term Equity Incentive Plan	204,500	$5.93	0
1994 Stock Option Plan for Outside Directors	58,000	$7.87	0
1997 Long-Term Equity Incentive Plan	267,000	$7.97	287,500
2004 Stock Option Plan for Outside Directors	5,000	$8.00	95,000
Equity Compensation Plans Not Approved by Security Holders:	0	0	0
Total	534,500	$7.18	382,500

(1)	The Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock,

performance awards, stock payments and deferred stock to employees, who may also be directors of the Company. The Company’s 1993 Long-Term Equity Incentive Plan (the “1993 Employee Plan”) governs certain non-qualified stock options issued to officers and employees prior to adoption of the 1997 Plan; no new grants of options or other stock rights may be made under the 1993 Employee Plan. The Company’s 1994 and 2004 Stock Option Plan for Outside Directors (the “1994 Director Plan” and the “2004 Director Plan”) provide for the grant of stock options to those of its directors who are not employed by the Company. The 1994 Director Plan terminated on February 16, 2004, in accordance with its terms. The 2004 Director Plan was approved by the Company’s stockholders on May 13, 2004. For additional information, see Note L of Notes to Consolidated Financial Statements.

     The other information required by Item 11 is incorporated by reference from the Company’s Proxy Statement, under the caption “Beneficial Stock Ownership,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 24, 2005.

Item 12. Certain Relationships and Related Transactions.

     The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement, under the caption “Certain Relationships and Related Transactions,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders which is scheduled to be held on May 24, 2005.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements

The following consolidated financial statements of BF Enterprises, Inc. and its subsidiaries are included in Item 7 of this report:

Report of independent registered public accounting firm.

Consolidated balance sheets at December 31, 2004 and 2003.

Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

Notes to consolidated financial statements.

Selected quarterly financial data for the years ended December 31, 2004 and 2003 have not been included in the notes to the consolidated financial statements as they were not required.

Financial Statement Schedules:

III — Real estate and accumulated depreciation

IV – Mortgage loans on real estate

All other schedules have been omitted as they are inapplicable.

(a)	2. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 (a) to Amendment No. 1 on Form 8 to the registrant’s Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

3.2	By-Laws — incorporated by reference to Exhibit 3 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

4.1	Restated Certificate of Incorporation (filed as Exhibit 3.1).

4.2	By-Laws (filed as Exhibit 3.2).

4.3	Specimen common stock certificate — incorporated by reference to Exhibit 4 (c) to Amendment No. 1 on Form 8 to the registrant’s Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

Exhibit
Number	Description
*10.8	The registrant’s 1993 Long-Term Equity Incentive Plan - incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.9	The registrant’s 1994 Stock Option Plan for Outside Directors — incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

*10.10a	Employment Agreement between the registrant and Brian P. Burns, dated as of November 30, 1992 — incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.10b	Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 — incorporated by reference to Exhibit 10.10b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.10c	Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997 — incorporated by reference to Exhibit 10.10c to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.10d	Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 2000 — incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*10.10e	Amendment Agreement to Amended and Restated Employment Agreement, by and between BF Enterprises, Inc. and Brian P. Burns, dated July 3, 2003 – incorporated by reference to Exhibit 10.10e to the registrant’s Quarterly Report on Form 10-QSB for the quarter ending June 30, 2003.

*10.11a	Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 — incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Exhibit
Number	Description

*10.11b	Amendment to Employment Agreement between the registrant and Paul Woodberry, dated as of January 1, 2000 - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*10.12a	The registrant’s Profit Sharing Plan, as amended and restated effective July 1, 1989 — incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

*10.12b	First Amendment of the registrant’s Profit Sharing Plan, adopted December 12, 1994 — incorporated by reference to Exhibit 10.12 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.12c	Second Amendment of the registrant’s Profit Sharing Plan, adopted March 31, 1995 — incorporated by reference to Exhibit 10.12c to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.12d	Amended and Restated BF Enterprises, Inc. Profit Sharing Plan, dated January 1, 2001 — incorporated by reference to Exhibit 10.12 (d) to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.13	Amended Trust Agreement, under the registrant’s Profit Sharing Plan, dated September 7, 1992, between the registrant and John M. Price, as trustee — incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

10.16	Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant — incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.16a	Extension of Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of November 5, 2004, between the registrant, as landlord, and Bank One, NA, as tenant – filed herewith.

Exhibit
Number	Description
10.17	Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation — incorporated by reference to Exhibit 10.20 (a) to the registrant’s Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

10.17a	Amendment to Development and Management Agreement dated March 20, 2002 — incorporated by reference to Exhibit 10.17(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

10.19a	Office Lease, dated as of March 26, 1990, between Bush Street Limited Partnership, as landlord, and the registrant, as tenant — incorporated by reference to Exhibit 10.24 (a) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.19b	Lease Extension Agreement, dated as of January 19, 1995, between JMB Group Trust IV, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.21 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.19c	Second Amendment to Lease, dated as of May 15, 1998, between 100 Bush Corporation, as landlord, and the registrant, as tenant - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.19d	Lease Extension Agreement, dated as of July 10, 2003, between 100 Bush Corporation, as landlord, and the registrant, as tenant – incorporated by reference to Exhibit 10.19d to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.20	Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit
Number	Description
*10.21	1997 Long-Term Incentive Plan of BF Enterprises, Inc. dated as of December 10, 1997 and approved by the Company’s stockholders at the Company’s 1998 Annual Meeting of Stockholders held on May 27, 1998 - incorporated by reference to the registrant’s Annual Report on Form-10KSB for the fiscal year ended December 31, 1998.

*10.22	Amended BF Enterprises, Inc. 1994 Stock Option Plan for Outside Directors including all amendments through May 27, 1998 - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

*10.23	2004 Stock Option Plan for Outside Directors dated as of and approved by the Company’s stockholders at the Company’s 2004 Annual Meeting of Stockholders held on May 13, 2004 – incorporated by reference to the registrant’s Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 13, 2004.

10.28	Real Estate Purchase Agreement by and between Crescent Resources, Inc., a South Carolina corporation as Purchaser and Trout Creek Properties LLC, a Delaware Limited Liability Company as Seller — incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28a	First Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28a to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28b	Second Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28b to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28c	Third Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28c to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28d	Fourth Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28d to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

Exhibit
Number	Description

10.28e	Fifth Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28e to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.29	Meadow Pointe East LLC Membership Interest Purchase Agreement and Assignment — incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001.

*10.30	Term Sheet — Proposed Compensation Program between Trout Creek Development Corporation and Devco II Corporation — incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.31	Form of Security Agreement used in connection with exercise of stock options — incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.32	Form of Promissory Note Secured by Pledge of Stock used in connection with exercise of stock options — incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.33	Lease Agreement, dated as of January 11, 2002, by and between the registrant and 125 Worth Avenue Limited Partnership - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10.34	Master Participation Agreement, effective as of March 14, 2002, by and between the registrant and Graham Mortgage Corporation - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

*10.35	Form of Indemnification Agreement, entered into by and between the Company and each Director and Executive Officer of the Company, including Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Charles E.F. Millard, Paul Woodberry, Stuart B. Aronoff, S. Douglas Post and Brian P. Burns, Jr. – incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.

Exhibit
Number	Description
10.36	Contract of Purchase and Sale entered into by and between BF Enterprises, Inc. and Ansley Investments LLC – incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

10.37	Promissory Note, entered into by and between BF Enterprises, Inc. and Ansley Investments LLC – incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

10.38	Deed of Trust between BF Enterprises, Inc. and Hobson Park, LLC – incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

14.1	BF Enterprises, Inc. Code of Ethics for the Chief Executive Officer and the Senior Financial Officers – incorporated by reference to Exhibit 14.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.2	BF Enterprises, Inc. Corporate Code of Conduct – incorporated by reference to Exhibit 14.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21	Subsidiaries of the registrant – filed herewith.

31.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

31.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

32.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.

32.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

(b)	Reports on Form 8-K

     None.

Item 14. Principal Accountant Fees and Services.

     The information required by Item 14 is incorporated by reference from the Company’s Proxy Statement, under the caption “Audit Fees,” which Proxy Statement will be mailed to stockholders in connection with the Company’s annual meeting of stockholders, scheduled to be held on May 24, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.
(Registrant)

Date: March 31, 2005	By:	/s/ S. Douglas Post

S. Douglas Post, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	By:	/s/ Brian P. Burns

Brian P. Burns Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2005	By:	/s/ Paul Woodberry

Paul Woodberry Executive Vice President, and a Director

Date: March 31, 2005	By:	/s/ Daniel S. Mason

Daniel S. Mason, Director

Date: March 31, 2005	By:	/s/ Ralph T. McElvenny, Jr.

Ralph T. McElvenny, Jr., Director

Date: March 31, 2005	By:	/s/ Thomas C. Quick

Thomas C. Quick, Director

Date: March 31, 2005	By:	/s/ S. Douglas Post

S. Douglas Post, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 (a) to Amendment No. 1 on Form 8 to the registrant’s Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

3.2	By-Laws — incorporated by reference to Exhibit 3 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

4.1	Restated Certificate of Incorporation (filed as Exhibit 3.1).

4.2	By-Laws (filed as Exhibit 3.2).

4.3	Specimen common stock certificate — incorporated by reference to Exhibit 4 (c) to Amendment No. 1 on Form 8 to the registrant’s Form 10 registration statement, filed with the Securities and Exchange Commission on June 23, 1987.

*10.8	The registrant’s 1993 Long-Term Equity Incentive Plan - incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.9	The registrant’s 1994 Stock Option Plan for Outside Directors — incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

*10.10a	Employment Agreement between the registrant and Brian P. Burns, dated as of November 30, 1992 — incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

*10.10b	Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of December 28, 1995 — incorporated by reference to Exhibit 10.10b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.10c	Second Amendment to Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 1997 — incorporated by reference to Exhibit 10.10c to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*10.10d	Employment Agreement between the registrant and Brian P. Burns, dated as of January 1, 2000 — incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*10.10e	Amendment Agreement to Amended and Restated Employment Agreement, by and between BF Enterprises, Inc. and Brian P. Burns, dated July 3, 2003 – incorporated by reference to Exhibit 10.10e to the registrant’s Quarterly Report on Form 10-QSB for the quarter ending June 30, 2003.

*10.11a	Employment Agreement by and between the registrant and Paul Woodberry, dated as of December 22, 1992 — incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Exhibit
Number	Description

*10.11b	Amendment to Employment Agreement between the registrant and Paul Woodberry, dated as of January 1, 2000 - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*10.12a	The registrant’s Profit Sharing Plan, as amended and restated effective July 1, 1989 — incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

*10.12b	First Amendment of the registrant’s Profit Sharing Plan, adopted December 12, 1994 — incorporated by reference to Exhibit 10.12 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.12c	Second Amendment of the registrant’s Profit Sharing Plan, adopted March 31, 1995 — incorporated by reference to Exhibit 10.12c to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*10.12d	Amended and Restated BF Enterprises, Inc. Profit Sharing Plan, dated January 1, 2001 — incorporated by reference to Exhibit 10.12 (d) to the registrant=s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.13	Amended Trust Agreement, under the registrant’s Profit Sharing Plan, dated September 7, 1992, between the registrant and John M. Price, as trustee — incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 and Form S-4 (Registration No. 33-56290) filed with the Securities and Exchange Commission on December 24, 1992.

10.16	Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of March 1, 1995, between the registrant, as landlord, and Bank One, Arizona, NA, as tenant — incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.16a	Extension of Lease, regarding premises at 1515 W. 14th Street, Tempe, Arizona, dated as of November 5, 2004, between the registrant, as landlord, and Bank One, NA, as tenant – filed herewith.

10.17	Development and Management Agreement, dated as of March 1, 1991, between Trout Creek Development Corporation, a wholly-owned subsidiary of the registrant, and DEVCO II Corporation — incorporated by reference to Exhibit 10.20 (a) to the registrant’s Form 8-K report dated March 14, 1991, filed with the Securities and Exchange Commission on March 15, 1991.

10.17a	Amendment to Development and Management Agreement dated March 20, 2002 — incorporated by reference to Exhibit 10.17(a) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

10.19a	Office Lease, dated as of March 26, 1990, between Bush Street Limited Partnership, as landlord, and the registrant, as tenant — incorporated by reference to Exhibit 10.24 (a) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.19b	Lease Extension Agreement, dated as of January 19, 1995, between JMB Group Trust IV, as landlord, and the registrant, as tenant - incorporated by reference to Exhibit 10.21 (b) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.19c	Second Amendment to Lease, dated as of May 15, 1998, between 100 Bush Corporation, as landlord, and the registrant, as tenant - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.19d	Lease Extension Agreement, dated as of July 10, 2003, between 100 Bush Corporation, as landlord, and the registrant, as tenant – incorporated by reference to Exhibit 10.19d to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.20	Property Acquisition Agreement, dated as of September 25, 1995, between Meadow Pointe II Community Development District and Trout Creek Properties, Inc., a wholly-owned subsidiary of the registrant - incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit
Number	Description
*10.21	1997 Long-Term Incentive Plan of BF Enterprises, Inc. dated as of December 10, 1997 and approved by the Company’s stockholders at the Company’s 1998 Annual Meeting of Stockholders held on May 27, 1998 - incorporated by reference to the registrant’s Annual Report on Form-10KSB for the fiscal year ended December 31, 1998.

*10.22	Amended BF Enterprises, Inc. 1994 Stock Option Plan for Outside Directors including all amendments through May 27, 1998 - incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

*10.23	2004 Stock Option Plan for Outside Directors dated as of and approved by the Company’s stockholders at the Company’s 2004 Annual Meeting of Stockholders held on May 13, 2004 – incorporated by reference to the registrant’s Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 13, 2004.

10.28	Real Estate Purchase Agreement by and between Crescent Resources, Inc., a South Carolina corporation as Purchaser and Trout Creek Properties LLC, a Delaware Limited Liability Company as Seller — incorporated by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28a	First Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28a to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28b	Second Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28b to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28c	Third Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28c to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28d	Fourth Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28d to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.28e	Fifth Amendment to Real Estate Purchase Agreement — incorporated by reference to Exhibit 10.28e to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.

10.29	Meadow Pointe East LLC Membership Interest Purchase Agreement and Assignment — incorporated by reference to Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001.

*10.30	Term Sheet — Proposed Compensation Program between Trout Creek Development Corporation and Devco II Corporation — incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.31	Form of Security Agreement used in connection with exercise of stock options — incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

*10.32	Form of Promissory Note Secured by Pledge of Stock used in connection with exercise of stock options — incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

10.33	Lease Agreement, dated as of January 11, 2002, by and between the registrant and 125 Worth Avenue Limited Partnership - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10.34	Master Participation Agreement, effective as of March 14, 2002, by and between the registrant and Graham Mortgage Corporation - incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

*10.35	Form of Indemnification Agreement, entered into by and between the Company and each Director and Executive Officer of the Company, including Brian P. Burns, Daniel S. Mason, Ralph T. McElvenny, Jr., Charles E.F. Millard, Paul Woodberry, Stuart B. Aronoff, S. Douglas Post and Brian P. Burns, Jr. – incorporated by reference to Exhibit 10.35 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003.

Exhibit
Number	Description
10.36	Contract of Purchase and Sale entered into by and between BF Enterprises, Inc. and Ansley Investments LLC – incorporated by reference to Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

10.37	Promissory Note, entered into by and between BF Enterprises, Inc. and Ansley Investments LLC – incorporated by reference to Exhibit 10.37 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

10.38	Deed of Trust between BF Enterprises, Inc. and Hobson Park, LLC – incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

14.1	BF Enterprises, Inc. Code of Ethics for the Chief Executive Officer and the Senior Financial Officers – incorporated by reference to Exhibit 14.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

14.2	BF Enterprises, Inc. Corporate Code of Conduct – incorporated by reference to Exhibit 14.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21	Subsidiaries of the registrant – filed herewith.

31.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

31.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 – filed herewith.

32.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.

32.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350 – filed herewith.