Form 10KSB/A
period 2004-12-31
BF ENTERPRISES INC
filed 2005-05-02
CIK 814856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-15932

BF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3038456 (I.R.S. Employer Identification No.)

100 Bush Street, Suite 1250, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415)989-6580

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

$.10 Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑

The registrant’s revenues for its most recent fiscal year ending December 31, 2004 were $4,188,000.

As of April 28, 2005, the aggregate market value of the $.10 Par Value Common Stock held by non-affiliates of the registrant was approximately $13,766,363 based on the closing sale price for the stock on that date. This amount excludes the market value of 1,864,662 shares of Common Stock beneficially owned by the registrant’s directors and officers.

As of April 28, 2005, there were outstanding 3,482,331 shares of the registrant’s $.10 Par Value Per Share Common Stock.

THIS AMENDMENT NO. 1 ON FORM 10-KSB/A (THIS “AMENDMENT”) AMENDS THE REGISTRANT’S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, ORIGINALLY FILED ON MARCH 31, 2005 (THE “ORIGINAL FILING”). BF ENTERPRISES, INC. (THE “COMPANY”) IS FILING THIS AMENDMENT TO INCLUDE THE INFORMATION REQUIRED BY PART III AND NOT INCLUDED IN THE ORIGINAL FILING. THE COMPANY HAS POSTPONED ITS ANNUAL MEETING ORIGINALLY SCHEDULED FOR MAY 2005, AND A DEFINITIVE PROXY STATEMENT WITH RESPECT TO SUCH MEETING WILL NOT BE FILED WITHIN 120 DAYS OF THE END OF THE COMPANY’S FISCAL YEAR ENDED DECEMBER 31, 2004. IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT AND PURSUANT TO THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, THE COMPANY IS INCLUDING WITH THIS AMENDMENT CERTAIN CURRENTLY DATED CERTIFICATIONS.

EXCEPT AS DESCRIBED ABOVE, NO OTHER CHANGES HAVE BEEN MADE TO THE ORIGINAL FILING. THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING, AND THE REGISTRANT HAS NOT UPDATED THE DISCLOSURES CONTAINED THEREIN TO REFLECT ANY EVENTS WHICH OCCURRED AT A DATE SUBSEQUENT TO THE FILING OF THE ORIGINAL FILING.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     BF Enterprises, Inc. (the “Company”) has postponed its Annual Meeting of Stockholders previously scheduled for May 2005.

     The Board of Directors of the Company (the “Board of Directors” or the “Board”) consists of five directors, all of whom were elected at the 2004 Annual Meeting of Stockholders.

     The following table lists the name and age of each director and all positions and offices with the Company held by the director.

Name	Age	Position with the Company in Addition to Director

Brian P. Burns	68	Chairman of the Board and Chief Executive Officer
Daniel S. Mason	56
Ralph T. McElvenny, Jr	63
Thomas C. Quick	50
Paul Woodberry	77	Executive Vice President

     Messrs. Burns and Woodberry were first elected to office in May 1987. Mr. McElvenny has served as a director of the Company since June 1987. Mr. Mason was elected a director in October 1996. Thomas C. Quick was appointed a director in October 2003.

     Mr. Burns has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1987, as well as President from March 1988 to July 2004. He is a member of the Advisory Board of Kendall-Jackson Winery Estates, Ltd. Mr. Burns also is a member of the Board of Directors of Joseph P. Kennedy Enterprises, Inc. of New York City.

     Since May 2000, Mr. Mason has been the managing partner of the San Francisco offices of the law firm of Zelle, Hofmann, Voelbel, Mason & Gette LLP (“Zelle”). Prior to joining Zelle, he was the managing partner of the San Francisco law firm of Furth, Fahrner & Mason.

     Mr. McElvenny has been Chairman of the Board of Directors and Chief Executive Officer of Golden Oil Company (“Golden”), a natural resources exploration and production company with principal offices in Houston and Tulsa, and predecessor companies for more than the past five years. He also served as Chief Executive Officer of Cobb Resources Corporation (“Cobb”), an oil and gas exploration and production company in which Golden is a substantial shareholder, from October 1990 until March 1992, when Cobb shareholders approved the sale of Cobb’s oil and gas assets to Golden. Until 2002, Mr. McElvenny was Chairman of the Board of Directors and Chief Executive Officer of USR Industries, Inc., a diversified holding company based in Houston.

     From 2001 through 2002, Mr. Quick was the Vice Chairman of Quick & Reilly/Fleet Securities, Inc., successor to The Quick & Reilly Group, Inc. (“Quick & Reilly”), a holding company for four major financial services businesses. From 1996 until 2001, Mr. Quick was president and chief operating officer of Quick & Reilly. Mr. Quick was president of Quick & Reilly, Inc., a leading national discount brokerage firm, from 1985 to 1996. Mr. Quick is a member of the board of directors of Senesco Technologies, Inc., and he serves as a trustee of Cold Spring Harbor Laboratories, St. Jude Children’s Research Hospital, the National Corporate Theater Fund and Fairfield University.

     Mr. Woodberry has been Executive Vice President of the Company since May 1987, and served as Treasurer of the Company from May 1987 to May 1992 and Chief Financial Officer of the Company from May 1987 to September 2002. For more than the past five years, he has been a consultant to Alleghany Corporation, an asset management company based in New York, and certain of its subsidiaries, and has devoted a majority of his time to such activities. He is a director of two subsidiaries of Alleghany Corporation, including World Minerals, Inc. and Alleghany Properties, Inc.

The Board and Committees

     The Board of Directors has standing Audit, Compensation and Executive Committees. The Board currently has no standing nominating committee.

     The Audit Committee is composed of Messrs. McElvenny (Chairman), Mason and Quick, each of whom is independent in accordance with the applicable rules of the National Association of Securities Dealers. The Audit Committee met twice during 2004 (See Item 12. Certain Relationships and Related Transactions). In addition, Mr. Burns, as Chairman of the Board, and members of the Audit Committee met from time to time with the Company’s internal finance and accounting staff and with representatives of Ernst & Young LLP, the Company’s independent auditors. In accordance with the Audit Committee Charter, the function of the Audit Committee is to select the firm to be retained by the Company as its independent auditors, to consult with the auditors with regard to the scope of audit practices and the plan of audit, the results of the audit and the audit report, to review the financial statements and earnings release for each calendar quarter, to confer with the auditors with regard to the adequacy of internal accounting controls and to consider the impact that other services provided by the independent auditing firm might have on said firm’s independence. The Board of Directors and the Audit Committee have found that Messrs. McElvenny and Quick are “audit committee financial experts” as defined in the rules of the Securities and Exchange Commission (the “SEC”) and in accordance with the Audit Committee Charter of the Company.

     The Compensation Committee, currently composed of Messrs. Quick (Chairman), Mason and McElvenny, held a meeting on December 22, 2004 to discuss annual compensation matters. In addition, Mr. Quick, as Chairman, met from time to time with the Chairman of the Board to review and consider various compensation matters. The function of the Compensation Committee is to recommend to the full Board of Directors compensation arrangements for the Company’s senior management and the adoption of any compensation plans in which officers and directors are eligible to participate, and to review and advise the full Board of Directors with respect to trends in management compensation.

     The Executive Committee, currently composed of Messrs. Burns (Chairman), McElvenny and Quick, did not meet during 2004. The Executive Committee has all of the powers of the Board of Directors, with certain specific exceptions limited by Delaware law.

     The Board met six times during 2004. Each director attended at least 75% of the meetings of the Board and committees of the Board on which he served.

     The Board of Directors has adopted a Corporate Code of Conduct, which is applicable to all directors, officers, and employees. It has also adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of the Company. Both documents are available by mailing a written request to: S. Douglas Post, Chief Financial Officer, BF Enterprises, Inc., 100 Bush Street, Suite 1250, San Francisco, CA 94104.

Nomination of Directors

     The Board does not have a standing nominating committee or a charter with respect to the process for nominating directors for election to the Company’s Board of Directors. The Company qualifies as a “small business issuer” under Nasdaq rules. As a small business issuer, the Nasdaq continued listing standards do not require the Company to have a nominating committee or a written charter. Members of the Company’s Board submit nominees for election to the Company’s Board of Directors to the entire Board for its consideration.

     The Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at the Company’s Annual Meeting of Stockholders. Historically, the Company has not had a formal policy concerning stockholder recommendations to the Board of Directors. To date, the Company has not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the nominees in the Company’s Proxy Statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Board would consider any candidate proposed in good faith by a stockholder. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to the Company’s Chief Financial Officer, S. Douglas Post.

     The Company’s goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

     Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board of Directors may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Company also believes it appropriate for certain key members of the Company’s management to participate as members of the Board.

     The Board of Directors identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

Stockholder Communications with the Board of Directors

     Historically, the Company has not adopted a formal process for stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the Board or individual directors, as applicable, hear the views of stockholders and that appropriate responses are provided to stockholders in a timely manner. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to the Company’s Chief Financial Officer, S. Douglas Post, with a request to forward the same to the intended recipient. All such communications will be forwarded unopened.

REPORT OF THE AUDIT COMMITTEE

     The Committee has reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2004.

     The Committee has discussed with its independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     The Committee has received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and has discussed with the auditors’ independence with the auditors.

     Based on the reviews and discussions referred to above, the Committee recommends to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

AUDIT COMMITTEE

Ralph T. McElvenny, Jr., Chairman
Daniel S. Mason
Thomas C. Quick

Executive Officers

     The executive officers of the Company are:

Name	Age	Office

Brian P. Burns	68	Chairman of the Board and Chief Executive Officer
Brian P. Burns, Jr.	40	President
S. Douglas Post	64	Chief Financial Officer, Vice President,
		Controller and Treasurer
Paul Woodberry	77	Executive Vice President
Stuart B. Aronoff	72	Senior Vice President — Operations and Assistant Secretary

     Brian P. Burns, Jr. has been President of the Company since July 9, 2004. Mr. Burns, Jr. joined the Company in January 2003 and was appointed to the position of Senior Vice President - Administration and Corporate Development at that time. Prior to this position, Mr. Burns, Jr. worked, from January 2001 until December 2002, as an independent consultant providing corporate development services to various clients, including the Company. From January 2000 until December 2000, Mr. Burns, Jr. was employed as Vice President of Administration and Corporate Development of eMarketplace, Inc., an Internet incubator holding company. From February 1999 until December 1999, Mr. Burns, Jr. was employed as a Vice President of Gateway Advisors, a financial advisory firm. From August 1996 until September 1998, Mr. Burns, Jr. was employed by Neurex Corporation, a biopharmaceutical company, in a variety of positions, including Associate General Counsel. Mr. Burns is the son of Brian  P. Burns, the Company's Chairman and Chief Executive Officer.

     Mr. Post has been Vice President of the Company since July 1991, Controller since May 1998, Treasurer since March 1998 and was appointed to the position of Chief Financial Officer in September 2002.

     Mr. Aronoff has been Senior Vice President — Operations and Assistant Secretary of the Company since May 1987.

     All of the executive officers serve at the pleasure of the Board of Directors, subject to the terms of employment agreements, if any, relating to certain of such officers (See “Item 10. Executive Compensation — Employment Agreement, Termination of Employment and Change in Control Arrangements” ).

Item 10. Executive Compensation

Compensation of Executive Officers

     The following table sets forth the total compensation that the Company paid or accrued to its executive officers, Brian P. Burns, Stuart B. Aronoff, and S. Douglas Post, during fiscal years 2004, 2003 and 2002 and to Brian Burns, Jr. in fiscal years 2004 and 2003 only. No other executive officer of the Company received salary and bonus in excess of $100,000 for services rendered in all capacities to the Company during 2004, 2003 or 2002.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
					Other		Securities		All
					Annual	Restricted	Underlying		Other
					Compen-	Stock	Options/	LTIP	Compen-
		Salary	Bonus		sation	Awards	SARs	Payouts	sation
Name and Principal Position	Year	($)	($)		($)	($)	(#)	($)	($)(2)

Brian P. Burns	2004	$265,000	—		—	—	—	—	$4,100
Chairman of the Board	2003	265,000	—		—	—	—	—	5,612
and Chief Executive Officer	2002	295,000	65,000	(1)	—	—	—	—	20,000
Stuart B. Aronoff	2004	75,000	—		—	—	—	—	1,500
Senior Vice President -	2003	75,000	—		—	—	—	—	3,087
Operations	2002	110,000	15,000	(1)	—	—	—	—	11,000
Brian P. Burns, Jr	2004	139,367	15,000		—	—	35,000	—	2,787
President	2003	130,000	15,000	(1)	—	—	35,000	—	3,648
S. Douglas Post	2004	132,500	5,000	(1)	—	—	—	—	2,650
Vice President, Chief	2003	132,500	5,000	(1)	—	—	—	—	3,508
Financial Officer, Controller and Treasurer	2002	125,000	30,000	(1)	—	—	—	—	12,500

(1)	Amount accrued in the year indicated and paid in the following year.

(2)	Amounts accrued in 2004, 2003 and 2002 on behalf of Messrs. Burns, Aronoff, and Post, and in 2004 and 2003, on behalf of Mr. Burns, Jr., as contributions to the Company’s Profit Sharing Plan, a defined contribution plan. Contributions for Messrs. Burns, Aronoff and Post were fully vested and for Mr. Burns, Jr. were 20% vested at December 31, 2004. Mr. Burns, Jr.’s employment with the Company commenced on January 2, 2003.

Option Grants during 2004; Value of Options at Year-End

     The following tables set forth certain information covering 1) the grant of two options to one of the Company’s executive officers, during the fiscal year ended December 31, 2004, and 2) unexercised options held by the Company’s executive officers as of December 31, 2004.

Option/SAR Grants in Last Fiscal Year

	Number of Securities Underlying	Individual Grants% of	Exercise or
	Unexercised Options/SARs	Total Options/SARs Granted	BasePrice
	Granted (#)(1)	to Employees in Fiscal Year	($/Sh)	Expiration Date

Brian P. Burns, Jr.	15,000	42.9%	$8.50	January 2, 2014
	20,000	57.1%	$7.83	July 9, 2014

	35,000	100.0%

     (1) Non-qualified stock options to purchase Common Stock issued pursuant to the Company’s 1997 Long-Term Incentive Plan, on January 2, 2004 and July 9, 2004, granted at 100% of fair market value on those dates, and exercisable in whole or in part at any time prior to the expiration dates of the options or their earlier termination in accordance with that plan. The exercise prices, and any related income tax withholding obligations, may be satisfied by delivery of cash or Common Stock owned by Mr. Burns, Jr. for at least six months, or any combination thereof.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

	Number of Securities Underlying		Value of Unexercised
	Unexercised Options/SARs		In-the-Money Options/SARs
	at Fiscal Year-End(#)		at Fiscal Year-End($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Brian P. Burns	182,000	0	$223,000	n/a
Stuart B. Aronoff	46,500	0	57,375	n/a
S. Douglas Post	46,500	0	57,375	n/a
Brian P. Burns, Jr.	70,000	0	3,400	n/a

     In 2001, the Company’s Board adopted a stock option loan program whereby employees, executive officers, and directors of the Company may borrow, in connection with the exercise of stock options of the Company, an amount equal to the cost of the option exercise plus any withholding taxes resulting from the exercise of such stock option (less the par value of the Common Stock being acquired) (“Option Loan Program”). All loans provided under the Option Loan Program must be evidenced by full-recourse promissory notes that are secured by the shares issued in connection with the option exercises. The principal amount of the notes bear interest at the Applicable Federal Rates in effect at the time the notes are issued. Interest on the notes is due annually on the anniversary date of each note and principal of the notes and accrued but unpaid interest is due upon the earlier of (1) the fifth anniversary of the issuance of each note; or (2) the sale of the shares purchased in connection with the exercise of options. Each of the following named executive officers participated in the Option Loan Program, and the highest aggregate indebtedness to the Company for each participant during 2004 was as follows: Mr. Aronoff — $92,432 and Mr. Post — $88,428.

     Effective July 30, 2002, under Section 402 of the Sarbanes-Oxley Act of 2002 and Section 13 (k) of the 1934 Exchange Act, the Company was prohibited from extending any further loans to executive officers and directors under the Option Loan Program. In February 2004, Messrs. Aronoff and Post repaid their notes in the amount of $92,432 and $88,428, respectively, which included $2,438 and $1,433 of accrued interest, respectively, with the tender or surrender of 10,445 and 9,992 shares, respectively, of the Company’s Common Stock at a market value of $8.85 per share. All of the notes were repaid under the original terms of the Company’s Option Loan Program.

Employment Agreement, Termination of Employment and Change in Control Arrangements

     Brian P. Burns, Chairman of the Board and Chief Executive Officer, has an employment agreement with the Company, effective July 3, 2003 and terminating December 31, 2008 (“Term”), pursuant to which Mr. Burns is eligible to receive an annual salary of $265,000. Under this employment agreement, Mr. Burns also is eligible to receive an annual cash bonus not exceeding his base salary. The amount of any bonus is determined by the Board of Directors in its discretion based on Mr. Burns’ performance during the applicable year. In the event Mr. Burns’ employment is terminated involuntarily other than for cause, or voluntarily in his absolute sole discretion within 180 days following a change in control (as defined in the employment agreement) of the Company, Mr. Burns will be paid the sum of (1) all accrued base salary, bonus compensation, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the Company in which Mr. Burns is a participant to the full extent of his rights under such plans, accrued vacation pay, and any appropriate business expenses incurred by him, all to the date of termination, and (2)(i) a lump sum amount equal to Mr. Burns’ base salary (at the rate payable at the date of termination) through the remaining term of the employment agreement, plus (ii) an amount equal to his base salary (at the rate payable at the date of termination) in lieu of a bonus; provided, however, in no event shall such aggregate under clause (2) above be less than two times his base salary. In the event of disability, Mr. Burns will also be entitled to receive 75% of the base salary remaining on his employment contract, minus amounts received from long-term disability insurance provided by the Company, and, in the event of death, the Company will continue to pay Mr. Burns’ estate or assignee, as applicable, 100% of the base salary through the Term of his employment agreement. Mr. Burns will also be eligible to receive certain other benefits.

Compensation of Directors

     Each director of the Company who is not also an employee of the Company receives an annual fee of $10,000 for services as a director and $750 for each board meeting attended. Outside directors also receive annual fees of $2,500 as chairman and $1,500 as a member of the Executive, Audit and Compensation Committees. Directors receive reimbursement for travel and other expenses directly related to activities as directors, and outside directors receive an additional $500 for each board meeting they attend which is held more than three hours’ air travel from their residences. In addition, in 2001 the Company expanded the eligibility of its Supplemental Medical/Dental Plan, which provides for the reimbursement of certain medical and dental expenses up to an annual current maximum of $50,000, to include non-employee directors of the Company.

     The Company’s 2004 Stock Option Plan for Outside Directors (the “Outside Directors’ Plan”), which was approved by the Company’s stockholders on May 13, 2004, provides for the periodic, automatic granting of non-qualified stock options to non-employee directors of the Company (currently Messrs. Daniel S. Mason, Ralph T. McElvenny and Thomas C. Quick) on the date each person is elected or appointed a director and thereafter on the date of each annual meeting of stockholders at which he or she, having served at least one year as a non-employee director, is re-elected a director. The initial grant is a non-qualified option for the purchase of 5,000 shares of Common Stock.

     At each subsequent annual meeting of stockholders, an eligible non-employee director will receive a non-qualified option for the purchase of 2,500 shares of Common Stock. All options granted under the Outside Directors’ Plan have an exercise price equal to the fair value of Common Stock on the grant date, and have a term of ten years and one day. All options granted under the Outside Directors’ Plan vest in full immediately upon the grant of the option. All options held by a director terminate on the date that such individual ceases to be a director, provided that all options vested and exercisable on that date may be exercised for a period of up to one year following termination or, in the case of termination by reason of death, disability, retirement or failure to win reelection, as described above, for a period of three years. A total of 100,000 shares of Common Stock has been authorized for issuance under the Outside Directors’ Plan. Messrs. McElvenny and Mason were each granted an option for the purchase of 2,500 shares of Common Stock, pursuant to the Outside Directors’ Plan, on May 13, 2004 (the date of the year 2004 Annual Meeting of Stockholders), with an exercise price of $8.00 per share, the fair market value of a share of Common Stock on that date.

     The Outside Directors’ Plan replaced the Company’s 1994 Stock Option Plan for Outside Directors which terminated pursuant to its terms on February 16, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information, as of March 15, 2005, concerning beneficial ownership of Common Stock, the Company’s only class of equity securities currently outstanding, by (i) the only persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) all directors, (iii) all named executive officers and (iv) all directors and executive officers as a group.

	Shares of
	Common Stock		Percent of
Name of	Beneficially		Common
Beneficial Owner	Owned (1)		Stock

Brian P. Burns	1,827,550	(2)	49.9%
125 Worth Avenue — Suite 219
Palm Beach, FL 33480

Frederick P. Furth	690,000	(3)	19.8%
10300 Chalk Hill Road
Healdsburg, CA 95448

Jeffrey T. and Karen T. Nebel	200,000		5.7%
2055 94th Ave., N.E.
Bellevue, WA 98004

J. Stephen Schaub	184,595	(4)	5.3%
9 S. Washington Street — Suite 500
Spokane, WA 99201

Phillips Academy	190,000		5.5%
180 Main Street
Andover, MA 01810

Daniel S. Mason	21,500	(5)	*

Ralph T. McElvenny, Jr	23,220	(6)	*

Thomas C. Quick	5,000	(7)	*

Paul Woodberry	130,287	(8)	3.7%

Stuart B. Aronoff	163,588	(9)	4.6%

Brian P. Burns, Jr.	71,875	(10)	2.0%

S. Douglas Post	78,142	(11)	2.2%

All directors and executive officers as a group (8
persons)(2)(5)(6)(7)(8)(9)(10)(11)	2,321,162		58.9%

* Less than 1%

(1) Named persons have sole voting and investment power, except as otherwise indicated.

(2) Includes 182,000 shares subject to presently exercisable options. Also includes 678,200 shares owned by Frederick P. Furth, as to which Mr. Burns holds an irrevocable proxy until May 31, 2009, and as to which Mr. Burns disclaims beneficial ownership. Excludes all shares now or hereafter owned by Paul Woodberry, Stuart Aronoff, Douglas Post and certain others as to which shares Mr. Burns has rights of first refusal with respect to future sales. An aggregate amount of at least 221,766 of the outstanding shares of Common Stock currently are subject to these rights.

(3) Includes 11,800 shares owned by the Furth Foundation, a charitable foundation of which Mr. Furth is Chairman of the Board of Directors, as to which shares Mr. Furth has shared voting and dispositive powers. Mr. Furth has granted Mr. Burns an irrevocable proxy to vote all of his shares (excluding shares held by the Furth Foundation) during the period ending May 31, 2009.

(4) Includes (i) 181,004 shares as to which Mr. Schaub has sole voting and dispositive power and (ii) 3,591 shares as to which he has shared dispositive power, no voting power, and as to which Mr. Schaub disclaims beneficial ownership.

(5) Includes (i) 2,000 shares as to which Mr. Mason has shared voting and dispositive powers with his wife and (ii) 19,500 shares subject to presently exercisable options.

(6) Includes 20,500 shares subject to presently exercisable options.

(7) Shares subject to presently exercisable options.

(8) Consists of (i) 163,787 shares owned by a trust of which Mr. Woodberry and his wife are co-trustees, in which capacities Mr. and Mrs. Woodberry share voting and investment power with respect to all such shares and (ii) 66,500 shares subject to presently exercisable options.

(9) Includes (i) 46,500 shares subject to presently exercisable options and (ii) 700 shares owned by Mr. Aronoff’s wife as to which he disclaims beneficial ownership.

(10) Includes 70,000 shares subject to presently exercisable options.

(11) Includes 46,500 shares subject to presently exercisable options.

Item 12. Certain Relationships and Related Transactions

     The Company has retained the Zelle, Hofmann, Voelbel, Mason & Gette LLP (“Zelle”) law firm of which Daniel S. Mason, a member of our Board of Directors, is a managing partner, to represent the Company with reference to certain matters during 2004, 2003 and 2002. Aggregate fees for legal services rendered to the Company by Zelle in 2004 were $235,112. Brian P. Burns, Chairman and Chief Executive Officer of the Company, is the father of Brian P. Burns, Jr., who currently serves as President of the Company. Mr. Burns has agreed to recuse himself from certain substantive matters, such as compensation, benefits and terms of employment, involving his son, Mr. Burns, Jr. There are no other family relationships among any directors and executive officers of the Company. See Item 10. Executive Compensation — Option Grants during 2004 for description of certain other related party transactions.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

31.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Brian P. Burns, Chairman of the Board and Chief Executive Officer of BF Enterprises, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of S. Douglas Post, Vice President, Treasurer and Chief Financial Officer of BF Enterprises, Inc., pursuant to 18 U.S.C.

(b)	Reports on Form 8-K.

No reports were filed on Form 8-K during the quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

     Ernst & Young LLP, independent public accountants, has acted as the Company’s auditors since July 2002.

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$90,650	$66,321
Audit Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total	$90,650	$66,321

(1)	Audit Fees — Audit fees billed to the Company by Ernst & Young LLP for auditing the Company’s annual financial statements for fiscal 2003 and 2004 and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

(2)	Audit-Related Fees — Ernst & Young LLP did not provide any audit-related services to the Company in fiscal 2003 and 2004.

(3)	Tax Fees — Ernst & Young LLP did not provide any tax services to the Company in fiscal 2003 and 2004.

(4)	All Other Fees — Ernst & Young LLP did not provide any other services to the Company in fiscal 2003 and 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

     The Audit Committee of the Board of Directors has implemented procedures under the Company’s Audit Committee Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services provided to the Company are pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of Ernst & Young LLP for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by Ernst & Young LLP. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members when expedition of services is necessary. All of the audit-related, tax and all other services provided by Ernst & Young LLP to the Company in 2004 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in 2004 were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: April 29, 2005	By:	/s/ Brian P. Burns

Brian P. Burns
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2005	By:	/s/ Paul Woodberry

Paul Woodberry
Executive Vice President, and a Director

Date: April 29, 2005	By:	/s/ Daniel S. Mason

Daniel S. Mason, Director

Date: April 29, 2005	By:	/s/ Ralph T. McElvenny, Jr.

Ralph T. McElvenny, Jr., Director

Date: April 29, 2005	By:	/s/ Thomas C. Quick

Thomas C. Quick, Director

Date: April 29, 2005	By:	/s/ S. Douglas Post

S. Douglas Post, Chief Financial Officer, Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)