Form 10QSB
period 2005-03-31
BF ENTERPRISES INC
filed 2005-05-13
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ❒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2005:

3,482,331 shares of $.10 par value Common Stock

BF ENTERPRISES, INC. AND SUBSIDIARIES

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the proposed going private transaction through a stock split, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (formerly known as “Bank One”)(“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	(Unaudited) March 31, 2005	December 31, 2004

ASSETS:
Cash and cash equivalents	$15,100	$15,138
Marketable securities available for sale, at market value	485	534
Mortgage loans receivable	1,583	2,199
Other receivables	60	44
Real estate rental property, net of accumulated depreciation	1,980	1,992
Real estate inventory held for current sale and land held for future development	9,829	9,752
Lease contract receivable	350	97
Other assets	294	291
TOTAL ASSETS	$29,681	$30,047

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payables and accrued liabilities	$490	$718
Deferred revenue	660	660
Deferred income taxes	939	997
Total liabilities	2,089	2,375

Contingencies	--	--

Stockholders' equity:
Common stock - $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding - 3,482,331 shares	348	348
Capital surplus	13,181	13,181
Retained earnings	14,122	14,172
Other accumulated comprehensive loss	(59)	(29)
Total stockholders' equity	27,592	27,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,681	$30,047

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Real estate rental income	$558	$454
Real estate sales	--	303
Interest and dividends from marketable securities	93	27
Interest from mortgage loans	26	50
	677	834
Costs and Expenses:
Cost of real estate sold	--	83
Depreciation and amortization	20	24
General and administrative	743	521
	763	628
Income (loss) before income taxes	(86)	206
Provision (benefit) for income taxes	(36)	79
Net income (loss)	$(50)	$127
Net income (loss) per share:
Basic	$(.01)	$.04
Diluted	$(.01)	$.04
Weighted average shares used in computing basic net income (loss) per share	3,482	3,494
Weighted average shares and share equivalents used in computing diluted net income (loss) per share	3,482	3,591

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2005	2004
Common stock - shares:
Balance at beginning of period	3,482	3,506
Tender or surrender of common stock for principal and interest payments on notes receivable from employees	--	(20)
Balance at end of period	3,482	3,486
Common stock - par value:
Balance at beginning of period	$348	$351
Principal and interest payments on notes receivable from employees	--	(2)
Balance at end of period	$348	$349
Capital surplus:
Balance at beginning of period	$13,181	$13,402
Principal and interest payments on notes receivable from employees - excess over par value	--	(179)
Balance at end of period	$13,181	$13,223
Retained earnings:
Balance at beginning of period	$14,172	$13,953
Net income (loss)	(50)	127
Balance at end of period	$14,122	$14,080
Accumulated other comprehensive loss:
Balance at beginning of period	$(29)	$(10)
Unrealized losses from marketable equity securities, net of income taxes	(30)	(19)
Balance at end of period	$(59)	$(29)
Notes receivable from employees:
Balance at beginning of period	$--	$(180)
Interest on notes received from employees	--	(1)
Principal and interest payments	--	181
Balance at end of period	$--	$--
Accumulated comprehensive income:
Balance at beginning of period	$14,143	$13,943
Net income (loss)	(50)	127
Unrealized losses from marketable equity securities, net of income taxes	(30)	(19)
Comprehensive income (loss) for period	(80)	108
Balance at end of period	$14,063	$14,051

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(50)	$127
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gains from sales of real estate	--	(220)
Provision (benefit) for deferred income taxes	(36)	79
Net cash proceeds from sales of real estate	--	247
Real estate development costs	(77)	(357)
Reimbursement of real estate development costs	--	35
Changes in certain assets and liabilities:
Decrease (increase) in other receivables	(16)	233
Decrease (increase) in lease contract receivable	(253)	7
Decrease in payables and accrued liabilities	(228)	(58)
Other, net	6	55
Total adjustments to net income	(604)	21
Net cash provided (used) by operating activities	(654)	148

Cash flows from investing activities:
Principal payments on mortgage loans receivable	619	107
Additions to mortgage loans receivable	(3)	--
Net cash provided by investing activities	616	107

Net increase (decrease) in cash and cash equivalents	(38)	255
Cash and cash equivalents at beginning of period	15,138	14,036
Cash and cash equivalents at end of period	$15,100	$14,291

Supplemental disclosure of non-cash investing activities:
Tender or surrender of the Company’s common stock for:
Principal and interest payments on notes receivable from employees	$--	$181

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the consolidated financial position of the Company at December 31, 2004 and March 31, 2005, and the consolidated results of its operations and its consolidated cash flows for the three months ended March 31, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 and in the Company's Form 10-QSB for the quarterly period ended March 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):
	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(50)	$127
Weighted average number of shares outstanding:
Common stock	3,482	3,494
Common stock equivalents - stock options	-- (1)	97
	3,482	3,591
Net income (loss) per share: Basic - based on weighted average number of shares of common stock outstanding	$(.01)	$.04
Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$(.01)	$.04
(1) As the Company was in a loss position in the three months ended March 31, 2005, stock options were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note D - Mortgage Loans Receivable

Mortgage loans receivable consists of (1) a promissory note in the principal amount of $1,000,000 (“Hobson Note”) received from Hobson Park, LLC, a Georgia limited liability company (“Hobson”), as part of the proceeds from the sale of the Company’s 21 acres of raw land, located in Nashville, Tennessee (the “Property”) on October 13, 2004, and (2) participation in certain mortgage loans with Graham Mortgage Corporation. The principal balance of mortgage loans receivable at March 31, 2005 and 2004 was (in thousands):
	March 31,
	2005	2004
Hobson Note	$1,000	$--
Graham Mortgage Loans	583	2,199
	$1,583	$2,199

Hobson Note

The Hobson Note is secured by a First Deed of Trust on the Nashville Property with variable interest payable semi-annually at the initial rate of 3.32% (subject to semi-annual adjustment based upon the Treasury Note Rate as published in the Wall Street Journal), with all outstanding principal and interest due and payable on October 13, 2009 (the “Maturity Date”); provided, however, that in the event any portion of the Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Hobson Note. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, the Company is using the installment method to account for the sale of the Property. The Company recorded a deferred gain of $825,000 when the Property was sold, of which twenty percent ($165,000), or the amount of the down payment as a percentage of the sales value, was recorded as a current gain at the time of sale. Further gains will be recognized as principal payments are made and will be based on the percentage of total gain to total sales value. As allowed by SFAS No. 66, the Hobson Note is carried at face value.

Graham Mortgage Loans

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s four participating interests at March 31, 2005, were: $150,000 in each of three Loans and one other Loan of $250,000. The Loans are for terms of 54 to 84 months with yields to the Company, net of a one-half percent administrative fee, ranging from 8.50% to 13.50% per annum. The Loans are secured by First Deeds of Trust in real property located in Texas. Management believes that the security for all loans is more than adequate and that no impairment reserve is currently necessary.

Note E - Real Estate Rental Property

Real estate rental property consists of a 220,000 square foot office building located on 16 acres of land in Tempe, Arizona. In 1995, the Company entered into a 10-year triple net lease agreement (“Lease Agreement”) with JP Morgan Chase Bank (formerly known as “Bank One”) (“Morgan Bank”). The lease provided for the phased occupancy and rental of space by Morgan Bank during 1995, with rental of the entire premises commencing January 1, 1996. Contractual rental revenues from the lease with Morgan Bank were $330,000 in the two months ending February 28, 2005, the lease expiration date.

On September 25, 2003, representatives of Morgan Bank verbally advised the Company that Morgan Bank did not intend to exercise its renewal option under the lease agreement. In accordance with the terms of the Lease Agreement, the option to renew expired on May 31, 2004. On November 5, 2004, Morgan Bank signed a lease extension for the building which terminates on August 31, 2005 at a monthly triple net rental of $209,000, or $1,254,000 for the six month period of the extension. The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. The Company believes it is unlikely that Morgan Bank will agree to a further extension. The Company is actively marketing the property for lease to prospective tenants.

On January 1, 1996, as required by accounting principles generally accepted in the United States (“GAAP”), the Company began amortizing on a straight-line basis (1) income from the lease with Morgan Bank, resulting in annual real estate leasing income of $1,815,000 ($151,000 monthly) through February 28, 2005, and (2) a related $423,000 lease advisory fee (for services rendered by a real estate brokerage firm in connection with the Morgan Bank lease), with annual amortization expense of $46,000 over the same period. Straight-line amortization of income from the lease was adjusted, as required by GAAP, with the signing of the lease extension by Morgan Bank on November 5, 2004. This adjustment increased the recognition of income from the lease to $186,000 monthly for the period extending from November 1, 2004 through August 31, 2005.

Note F- Real Estate Inventory Held for Current Sales and Land
Held for Future Development

At December 31, 2004 real estate inventory held for current sale and land held for future development consisted primarily of approximately 53 acres of the 1,724 acres originally included in the Company’s master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,829,000 at March 31, 2005 and $9,752,000 at December 31, 2004. The Company believes that the current fair market value of these assets is greater than their carrying value.

The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the “DO”) approved by the Tampa Bay Regional Planning Council (the “TBRPC”) and Florida Department of Community Affairs (the “FDCA”) and issued by the Pasco County Board of County Commissioners (“Pasco County”). The DO includes a requirement that the

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project (“Pasco County Approvals”). As a result, on September 27, 2004, the Company filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 (“Build-out Extension”). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter. However, on March 8, 2005, Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area are not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area, and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe. The Company is not yet in the initial phase of construction of the Park Access Road and, accordingly, cannot estimate the total cost with certainty.

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

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note H - Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles
Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123. This statement amends SFAS 123 to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, i.e., net income and net income per share. The Company currently uses the intrinsic value based method of accounting for stock-based compensation in accordance with APB 25 and related interpretations.

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company’s consolidated net income and net income per share would have been reduced, to the extent applicable, to the following pro forma amounts for the periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):
	Three Months Ended March 31,
	2005	2004

Net income (loss)	$(50)	$127
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	21
Pro Forma net income (loss)	$(50)	$106

Net income (loss) per share:
Basic:
As reported	$(.01)	$.04
Pro Forma	$(.01)	$.03

Diluted:
As reported	$(.01)	$.04
Pro Forma	$(.01)	$.03

Note I - Reverse/Forward Stock Split

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

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Immediately following the Reverse Stock Split, the Company will effect a 4,000 for one forward split (together, the Reverse Stock Split and the forward split are the “Reverse/Forward Stock Split”) so that the number of shares held by each holder of at least 4,000 shares of Common Stock prior to the Reverse/Forward Stock Split will ultimately be unchanged.

The per-share cash price for fractional shares following the Reverse/Forward Stock Split will be determined based on a valuation of Sutter Securities Incorporated, an independent investment bank ("Sutter Securities").  The valuation of Sutter Securities, effective as of February 25, 2005, was $8.88 per share. The closing price for the Common Stock on March 30, 2005, the last day of trading prior to the Board’s approval of the Reverse/Forward Stock Split, was $7.595 per share. In addition to its valuation, Sutter Securities will issue an opinion that the price to be paid to stockholders who receive cash in the Reverse/Forward Stock Split is fair to those stockholders from a financial point of view.

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

The Company will obtain approval of the Reverse/Forward Stock Split by written consent of the holders of a majority of its Common Stock. The Company’s officers and directors and certain other stockholders currently beneficially own or control 53.5% of the Company’s outstanding common stock, and have indicated that they intend to vote in favor of the Reverse/Forward Stock Split. The Company will not solicit proxies from its shareholders; instead it will (1) distribute a definitive Information Statement on Schedule 14C under the Exchange Act (the “Information Statement”) to all holders of its Common Stock, and (2) effect the Reverse/Forward Stock Split on or after 20 days following distribution of the Information Statement. On March 31, 2005, concurrent with the filing of its Annual Report on Form 10-KSB, the Company filed a preliminary Information Statement with the Commission. Following review by the Commission, the Company expects to distribute the definitive Information Statement in the second quarter of 2005.

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the proposed going private transaction through a stock split, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (formerly known as “Bank One”) (“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Results of Operations

A net loss of $50,000 and net income of $127,000 in the three months ended March 31, 2005 and 2004, respectively, included, in the 2004 period, gains of $220,000 from sales of properties within the Company’s Meadow Pointe project near Tampa, Florida (“Meadow Pointe”). The Company’s reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates.

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

On March 8, 2005, however, the Board of County Commissioners of Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area re not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area, and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe.

Real estate sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. The Company realized revenue of $303,000 from the sale of 55 developed lots at Meadow Pointe during the three months ended March 31, 2004. There were no such sales in the 2005 period. As of March 31, 2005, there remained to be sold at Meadow Pointe, approximately 29 developable acres currently planned for town-home and condominium residential units and approximately 24 developable commercial acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, regulatory approvals, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

Real estate rental income of $558,000 and $454,000 in the three months ended March 31, 2005 and 2004, respectively, was entirely attributable to rental income from the Company’s Tempe property as were depreciation and amortization expenses during each of these periods. Straight-line amortization of income from the Tempe property lease increased monthly from $151,000 to $186,000 with the signing of a lease extension with Morgan Bank on November 5, 2004 (See Note E of Notes to Consolidated Financial Statements). For the 2005 period, the Company derived approximately 82% of its operating revenues from the Morgan Bank lease agreement covering its Tempe property which expires, after a six-month extension term, on August 31, 2005. The Company cannot provide any assurance the entire Tempe property will be re-leased or if re-leased, that rental rates will be equal to or above the current rental rate. If the rental rate for the Tempe property decreases or a significant portion of its available space is not re-leased, the results of operations for the Company could be materially and adversely affected. Most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. Morgan Bank’s decision to vacate could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs and expenses, property management fees and property taxes, and ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs could have a material adverse effect on capital resources of the Company. The Company has engaged a real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

Interest and dividends from marketable securities accounted for $93,000 and $27,000 of revenues in the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is primarily due to an increase in interest rates.

Interest income from mortgage loans accounted for $26,000 and $50,000 of revenues in the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 was due to the repayment of five of the nine Graham Mortgage Loans outstanding at March 31, 2004.

General and administrative expenses in the three months ended March 31, 2005 were $222,000 higher than in the comparable period in 2004, due principally to the inclusion in the 2005 period of $218,000 of professional service fees and other expenses related to the Reverse/Forward Stock Split approved by the Company’s Board of Directors on March 30, 2005 (see Note I of Notes to Unaudited Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2005, the Company held $15,585,000 in cash, cash equivalents and marketable securities. Total liabilities at the same date were $2,089,000 in total. From time to time, the Company purchases shares of its common stock, primarily in the open market.

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

In September 2003, representatives of Morgan Bank verbally notified the Company that Morgan Bank did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16 acres located in Tempe, Arizona. The original ten year lease term expired on February 28, 2005. On November 5, 2004, Morgan Bank signed a lease extension for the building which terminates on August 31, 2005 at a monthly triple net rental of $209,000. At December 31, 2004, contractual rental revenues from the lease were $1,584,000 through the remaining term of the lease. The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. It is unlikely that Morgan Bank will agree to a further extension. If Morgan Bank decides not to further extend the lease agreement relating to our property in Tempe, Arizona our revenues and, in turn, the value of our most significant asset will be adversely impacted. Morgan Bank’s decision could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs, and expenses, property management fees and property taxes, and (ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs could have a material adverse effect on the capital resources of the Company. Based on current market conditions, the Company cannot provide any assurance that the entire property will be released at rental rates equal to or above the current rental rates and, most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. The Company has engaged a major real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

Based upon the current financial condition and the current strategic initiatives of the Company, the Company believes its existing capital resources will be sufficient to satisfy its current and projected cash requirements. The Company currently estimates that its proposed Reverse/Forward Stock Split will require cash of approximately $3 million.

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

The registrant furnished a Form 8-K dated March 31, 2005, reporting the issuance on March 31, 2005 of a press release announcing that the Company’s Board of Directors had approved a reverse stock split to be followed immediately by a forward stock split.

The registrant furnished a Form 8-K dated April 19, 2005, reporting the issuance, on April 19, 2005, of an earnings press release for the quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: May 12, 2005	By:	/s/ Brian P. Burns

Chairman of the Board and Chief Executive Officer

BF ENTERPRISES, INC.

Date: May 12, 2005	By:	/s/ S. Douglas Post

Vice President, Treasurer and Chief Financial Officer