Form 10QSB
period 2005-06-30
BF ENTERPRISES INC
filed 2005-08-15
CIK 814856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2005:

3,538,053 shares of $.10 par value Common Stock

BF ENTERPRISES, INC. AND SUBSIDIARIES

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases “will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the proposed going private transaction through a stock split and the likelihood that following the stock split our stockholders may have decreased access to information and decreased liquidity as a result of the termination of the Nasdaq National Market System listing of our common stock, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (formerly known as “Bank One”)(“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	(Unaudited) June 30, 2005	December 31, 2004

ASSETS:
Cash and cash equivalents	$15,304	$15,138
Marketable securities, restricted, at market value	499	--
Marketable securities available for sale, at market value	973	534
Mortgage loans receivable	1,553	2,199
Other receivables	78	44
Investment in joint venture	99	--
Real estate rental property, net of accumulated depreciation	1,970	1,992
Real estate inventory held for current sale and land held for future development	9,557	9,752
Lease contract receivable	46	97
Other assets	257	291
TOTAL ASSETS	$30,336	$30,047

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payables and accrued liabilities	$828	$718
Deferred revenue	660	660
Deferred income taxes	884	997
Total liabilities	2,372	2,375

Contingencies	--	--

Stockholders' equity:
Common stock - $.10 par value
Authorized - 10,000,000 shares
Issued and outstanding - 3,538,053 and 3,482,331 shares	354	348
Capital surplus	13,512	13,181
Retained earnings	14,082	14,172
Accumulated other comprehensive gain (loss)	16	(29)
Total stockholders' equity	27,964	27,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,336	$30,047

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Real estate sales	$214	$319	$214	$622
Real estate rental income	558	453	1,116	907
Interest and dividends from marketable securities	98	26	191	53
Interest from mortgage loans	25	47	51	97
Other	--	6	--	6
	895	851	1,572	1,685
Costs and Expenses:
Cost of real estate sold	157	69	157	152
Depreciation and amortization	14	24	34	48
General and administrative	731	579	1,474	1,100
	902	672	1,665	1,300
Income (loss) before losses from securities and income taxes	(7)	179	(93)	385
Losses from securities:
Realized from sales	(9)	--	(9)	--
Unrealized	(44)	--	(44)	--
	(53)	--	(53)	--
Income (loss) before income taxes	(60)	179	(146)	385
Provision (benefit) for income taxes	(20)	70	(56)	149
Net income (loss)	(40)	109	(90)	236
Net income (loss) per share:
Basic	$(.01)	$.03	$(.03)	$.07
Diluted	$(.01)	$.03	$(.03)	$.07
Weighted average shares used in computing basic net income (loss) per share	3,507	3,490	3,495	3,492
Weighted average shares and share equivalents used in computing diluted net income (loss) per share	3,576	3,568	3,564	3,579

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2005	2004
Common stock - shares:
Balance at beginning of period	3,482	3,506
Purchases of common stock	(4)	--
Exercises of stock options	60	5
Tender or surrender of common stock for principal and interest payments on notes receivable from employees	--	(20)
Balance at end of period	3,538	3,491
Common stock - par value:
Balance at beginning of period	$348	$351
Purchases of common stock	--	(1)
Exercises of stock options	6	1
Principal and interest payments on notes receivable from employees	--	(2)
Balance at end of period	$354	$349
Capital surplus:
Balance at beginning of period	$13,181	$13,402
Purchases of common stock - excess over par value	(35)	(38)
Exercises of stock options - excess over par value	286	38
Benefit for income taxes from exercises of stock options	80	18
Principal and interest payments on notes receivable from employees - excess over par value	--	(179)
Balance at end of period	$13,512	$13,241
Retained earnings:
Balance at beginning of period	$14,172	$13,953
Net income (loss)	(90)	236
Balance at end of period	$14,082	$14,189
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(29)	$(10)
Unrealized gains (losses) from marketable equity securities, net of income taxes	13	(51)
Reclassification adjustment for gains from sales of securities included in net loss	5	--
Valuation adjustment for unrealized losses from securities included in net loss	27	--
Balance at end of period	$16	$(61)
Notes receivable from employees:
Balance at beginning of period	$--	$(180)
Interest on notes receivable from employees	--	(1)
Principal and interest payments	--	181
Balance at end of period	$--	$--
Accumulated comprehensive income:
Balance at beginning of period	$14,143	$13,943
Net income (loss)	(90)	236
Unrealized income (losses) from marketable equity securities, net of income taxes	13	(51)
Reclassification adjustment for gains from sales of securities included in net loss	5	--
Valuation adjustment for unrealized losses from securities included in net loss	27	--
Comprehensive income (loss) for period	(45)	185
Balance at end of period	$14,098	$14,128

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(90)	$236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains from sales of real estate	(57)	(470)
Losses from securities	53	--
Provision (benefit) for deferred income taxes	(56)	131
Federal alternative minimum tax refund (payment)	(2)	92
Net cash proceeds from sales of real estate	214	442
Real estate development costs	(187)	(398)
Reimbursement of real estate development costs	222	349
Changes in certain assets and liabilities:
Decrease (increase) in other receivables	(34)	224
Decrease in lease contract receivable	51	83
Increase (decrease) in payables and accrued liabilities	110	(49)
Other, net	55	106
Total adjustments to net income (loss)	369	510
Net cash provided by operating activities	279	746

Cash flows from investing activities:
Principal payments on mortgage loans receivable	649	122
Additions to mortgage loans receivable	(3)	--
Proceeds from sales of marketable equity securities	78	--
Purchases of marketable securities	(995)	--
Investment in joint venture	(99)	--
Net cash provided (used) by investing activities	(370)	122

Cash flows from financing activities:
Proceeds from exercises of stock options	257	--
Net cash provided by financing activities	257	--

Net increase in cash and cash equivalents	166	868
Cash and cash equivalents at beginning of period	15,138	14,036
Cash and cash equivalents at end of period	$15,304	$14,904

Supplemental disclosure of non-cash investing activities:
Tender or surrender of the Company’s common stock for:
Principal and interest payments on notes receivable from employees	--	181
Stock option exercise costs	35	39
The accompanying notes to consolidated financial statements
are an integral part of these statements.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Interim Financial Information

The accompanying consolidated financial statements of BF Enterprises, Inc. and its subsidiaries (collectively the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary to present fairly the consolidated financial position of the Company at December 31, 2004 and June 30, 2004, and the consolidated results of its operations and its consolidated cash flows for the three and six months ended June 30, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 and in the Company's Form 10-QSB for the quarterly period ended June 30, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the full year or any other or future period.

Note B - Business Segments

The Company currently is engaged in only one business segment, real estate activities. The Company’s net investment in and the operating results of its various real estate activities may be derived directly from the accompanying consolidated financial statements.

Note C - Earnings Per Share

Earnings per share data for the periods reported have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(40)	$109	$(90)	$236
Weighted average number of shares outstanding:
Common stock	3,507	3,490	3,495	3,492
Common stock equivalents - stock options	69	78	69	87
	3,576	3,568	3,564	3,579
Net income (loss) per share:
Basic - based on weighted average number of shares of common stock outstanding	$(.01)	$.03	$(.03)	$.07
Diluted - based on weighted average number of shares of common stock and common stock equivalents outstanding	$(.01)	$.03	$(.03)	$.07

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note D - Mortgage Loans Receivable

Mortgage loans receivable consists of (1) a promissory note in the principal amount of $1,000,000 (“Hobson Note”) received from Hobson Park, LLC, a Georgia limited liability company (“Hobson”), as part of the proceeds from the sale of the Company’s 21 acres of raw land, located in Nashville, Tennessee (the “Property”) on October 13, 2004, and (2) participation in certain mortgage loans with Graham Mortgage Corporation. The principal balance of mortgage loans receivable at June 30, 2005 and 2004 was (in thousands):

	June 30,
	2005	2004
Hobson Note	$1,000	$--
Graham Mortgage Loans	553	1,550
	$1,553	$1,550

Hobson Note

The Hobson Note is secured by a First Deed of Trust on the Nashville Property with variable interest payable semi-annually at a rate that is subject to semi-annual adjustment based upon the Treasury Note Rate for Notes with a five year maturity as published in the Wall Street Journal. All outstanding principal and interest is due and payable on October 13, 2009 (the “Maturity Date”); provided, however, that in the event any portion of the Property is sold prior to the Maturity Date, Hobson shall apply 50% of the net sale proceeds to repay amounts outstanding under the Hobson Note. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, the Company is using the installment method to account for the sale of the Property. The Company recorded a deferred gain of $825,000 when the Property was sold, of which twenty percent ($165,000), or the amount of the down payment as a percentage of the sales value, was recorded as a current gain at the time of sale. Further gains will be recognized as principal payments are made and will be based on the percentage of total gain to total sales value. As allowed by SFAS No. 66, the Hobson Note is carried at face value.

Graham Mortgage Loans

In March 2002, the Company’s Board of Directors authorized and approved the participation of the Company in certain mortgage loans (“Loans”), with Graham Mortgage Corporation, a Texas corporation (“Graham Mortgage”). Pursuant to a Master Participation Agreement, by and between the Company and Graham Mortgage, dated as of March 14, 2002, the Company’s four participating interests at June 30, 2005, were: $150,000 in each of three Loans and one other Loan of $250,000. The Loans are for terms of 54 to 84 months with yields to the Company, net of a one-half percent administrative fee, ranging from 8.50% to 13.50% per annum. The Loans are secured by First Deeds of Trust in real property located in Texas. Management believes that the security for all loans is more than adequate and that no impairment reserve is currently necessary.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note E - Investment in Joint Venture

In April 2005, the Company’s Board of Director’s authorized and approved the Company’s participation and investment in land banking joint ventures (“Graham JVs”) with First Class Homes, Inc., an affiliate of Graham Mortgage, whereby a Graham JV would purchase fully entitled residential land containing finished lots that has been approved for purchase by a homebuilder. Prior to the purchase of the land by the Graham JV, the homebuilder will execute an “Option Agreement” under which the builder has the option to purchase the finished lots on a rolling basis according to a predetermined schedule and price.  Generally, the term of the Option Agreement and the purchase or absorption schedule is expected to be between eighteen and thirty-six months. Under the Option Agreement, at closing the homebuilder pays the Graham JV an option deposit (“Option Deposit”), which may be 10%-15% of the total scheduled purchase price of the lots. The Option Deposit is credited back to the builder as provided in the Option Agreement. Typically, initial lot takedowns are scheduled to commence immediately after closing under the Option Agreement, along with the construction of model homes and related marketing facilities, the cost of which are borne by the homebuilder. In some cases, a Graham JV may supplement its investment capital by obtaining non-recourse financing in an amount that may be 60% to 70% of the total acquisition cost of the project. The Company expects to be a minority, passive owner in each of the Graham JVs and expects to account for these investments using the equity method.

As of June 30, 2005, the Company had made one land banking investment of $99,000 in a Graham JV. Subsequent to the period ended June 30, 2005, the Company i) contracted and funded an additional investment of $72,000 in a Graham JV; ii) contracted, but has not yet funded, two (2) additional investments in Graham JVs in amounts of up to $450,000 and $650,000, respectively; and iii) may purchase additional interests in Graham JVs.

Note F - Real Estate Rental Property

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

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note G - Real Estate Inventory Held for Current Sales and Land
Held for Future Development

At June 30, 2005 real estate inventory held for current sale and land held for future development consisted primarily of approximately 51 acres of the 1,724 acres originally included in the Company’s master-planned, mixed use development known as Meadow Pointe near Tampa, Florida. The parcels within this project are in various stages of development. Parcels on which the Company has completed substantially all of its development activities are considered to be held for current sale. Parcels on which development is not yet complete are considered to be held for future development. These assets were carried at a cost of $9,557,000 at June 30, 2005 and $9,752,000 at December 31, 2004. The Company believes that the current fair market value of these assets is greater than their carrying value.

The Meadow Pointe project is subject to, and is being developed in accordance with, a Development of Regional Impact Development Order (the “DO”) approved by the Tampa Bay Regional Planning Council (the “TBRPC”) and Florida Department of Community Affairs (the “FDCA”) and issued by the Pasco County Board of County Commissioners (“Pasco County”). The DO includes a requirement that the development build-out be completed by December 31, 2003, notwithstanding a DO expiration date of December 31, 2008. During the quarter ended September 30, 2004, the Company was notified by Pasco County that, in light of the expiration of the build-out date, it would no longer approve site plans and issue construction permits covering the Meadow Pointe project (“Pasco County Approvals”). As a result, on September 27, 2004, the Company filed a Notice of Proposed Change with Pasco County, TBRPC, and FDCA extending the build-out date for the DO until November 30, 2008 (“Build-out Extension”). On November 8, 2004 the TBRPC, on behalf of itself as reviewer and on behalf of the FDCA, approved the Build-out Extension. In apparent disagreement with the TBRPC, Pasco County notified the Company by letter, dated October 27, 2004, that it deemed the proposed Build-out Extension as a substantial deviation pursuant to Section 380.06 (19) (c), Florida Statutes, and it would, therefore, not approve the Build-out Extension until a public hearing was held on the matter. However, on March 8, 2005, Pasco County approved the Build-Out Extension contained in the Notice of Proposed Change pursuant to the Settlement Agreement, by and between the Company and Pasco County, dated March 8, 2005 (the “Settlement Agreement”). The Settlement Agreement, among other obligations, requires the Company i) to construct a park access road within Meadow Pointe (“Park Access Road”); ii) to purchase from

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pasco County approximately 1.1 acres of land for mitigation use (required as a result of the location of the Park Access Road) at a purchase price of approximately $38,500 (“Mitigation Area”); provided, however, if construction of the Park Access Road and Mitigation Area are not completed by January 8, 2006, the Company will pay approximately $165,000 for the Mitigation Area; iii) to secure its obligations and performance under the Settlement Agreement by providing to Pasco County a letter of credit in the amount of $465,000 to secure the construction of the Park Access Road and purchase of the Mitigation Area, and iv) to dismiss, with prejudice, litigation pending in the Circuit Court of Pasco County involving the denial by the Board of County Commissioners of Pasco County of the Company’s special exception use application relating to certain commercial property located in Meadow Pointe. The Park Access Fund is currently under construction and is expected to be completed in the fourth quarter; however, the Company cannot estimate the total cost with certainty.

It is the Company’s policy to review and update its projections on the Meadow Pointe project on a periodic basis. Periodic adjustments to cost of sales are made to reflect the results of these reviews. As a result, gross margins and related percentages, derived on a period-to-period basis, may not be directly comparable.

Note H - Stockholders' Equity

In May 2005, two employees, both of whom are executive officers and directors, exercised options for the purchase of an aggregate of 54,000 shares of the Company’s common stock with aggregate cash payments of $331,000, which included $74,000 of withholding taxes resulting from the option exercises. Also in May 2005, one of the Company’s directors and the estate of a former director (together “the Directors”) exercised options for the purchase of an aggregate of 6,000 shares of the Company’s common stock. In accordance with option agreements, by and between each director and the Company, dated February 15, 1994, the Director’s tendered or surrendered 4,278 shares of the Company’s common stock, with a market value of $8.30 per share, as payment of the exercise costs aggregating $35,500.

In April and May 2004, the Directors exercised options for the purchase of an aggregate of 10,000 shares of the Company’s common stock. In accordance with option agreements, by and between each director and the Company, dated February 15, 1994, the Directors tendered or surrendered 4,560 shares of the Company’s common stock, with a market value of $8.50 per share, as payment of the exercise costs aggregating $38,750.

In February 2004, two employees, both of whom are executive officers, repaid in full promissory notes issued in 2001 under the terms of the Company’s stock option loan program. The notes, in the aggregate amount of $181,000, including $4,000 of accrued interest, were paid with the tender or surrender of 20,437 shares of the Company’s common stock with a market value of $8.85 per share. The notes were repaid under their original terms.

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note I - Stock-Based Compensation

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

The Company does not recognize any compensation expense related to the options that it grants, as they are all exercisable at the fair value of the Company's common stock on the date of grant. Had compensation costs for the Company's option plans been determined consistent with SFAS 123, the Company’s consolidated net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts for the periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2005	2004

Net income (loss)	$(90)	$236
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	(19)
Pro Forma net income (loss)	$(90)	$217

Net income (loss) per share:
Basic:
As reported	$(.03)	$.07
Pro Forma	$(.03)	$.06

Diluted:
As reported	$(.03)	$.07
Pro Forma	$(.03)	$.06

BF ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note J- Quarterly Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	2005	2004

Balance at beginning of period	$(59)	$(29)
Unrealized gains (losses) from marketable equity securities, net of income taxes	43	(32)
Reclassification adjustment for gains from sales of securities included in net income	5	--
Valuation adjustment for unrealized losses from securities included in net income	27	--
Balance at end of period	$16	$(61)

The components of accumulated other comprehensive income for the six months ended June 30, 2005 and 2004 are presented in the Consolidated Statements of Stockholders’ Equity.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or prospects of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases “will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which speak only as of the date made, involve risks and uncertainties, including, but not limited to, the proposed going private transaction through a stock split and the likelihood that following the stock split our stockholders may have decreased access to information and decreased liquidity as a result of the termination of the Nasdaq National Market System listing of our common stock, the limited trading volume of the Company’s common stock and the large spread between the bid offer price and the ask offer price of the Company’s common stock resulting from the limited liquidity of the stock on the NASDAQ National Market System, competition, general economic conditions, ability to manage and continue growth, the strength of the general economy in the Tampa, Florida area, uncertainties affecting the Tampa real estate market, residential mortgage interest rates, competitive residential and commercial developments in Tampa, inclement weather in Tampa that could delay construction of new homes, weakness in the market for commercial buildings in Tempe, Arizona, the leasing of the Company’s Tempe commercial building following the expiration on August 31, 2005 of the extended lease term with JP Morgan Chase Bank (formerly known as “Bank One”) (“Morgan Bank”), the uncertainty of fluctuating rental rates for commercial office space in Tempe, and other factors detailed in the Company’s filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Results of Operations

Net losses of $40,000 and $90,000 in the three months and six months ended June 30, 2005 included a gain, before taxes, of $57,000, from the sale of a property within the Company’s Meadow Pointe project near Tampa, Florida. Net income of $109,000 and $236,000 in the three months and six months ended June 30, 2004 included gains of $250,000 and $470,000, respectively, from sales of property within the Meadow Pointe project. Net losses in the three month and six month periods of 2005 included a loss of $53,000 from securities; a $9,000 realized loss from sales and a $46,000 unrealized loss from the adjustment to market value at June 30, 2005 of two securities whose carrying value exceeded their market value during the previous six months. There were no securities sales or adjustments in the 2004 periods.

The Company’s reported gains and losses from property sales at Meadow Pointe are based in part upon estimates of the total revenues and costs to be derived by the Company over the life of the project. The Company periodically reviews these estimates and makes adjustments to reflect any revised estimates. Adjustments resulting from changes in estimates of sales revenue and related timing, interest rates and other factors affecting the project budget, were made during the first half of 2004. These adjustments, reflecting changes occurring during this period, increased pre-tax income by $76,000 in the three months and six months ended June 30, 2004. There were no such adjustments in the same periods of 2005. As a result of recording changes when identified, gross margins and related margin percentages, derived on a period-to-period basis, may not be directly comparable.

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

Real estate sales at Meadow Pointe are dependent upon, among other things, the strength of the general economy in the Tampa area, residential mortgage interest rates, competitive residential developments serving the same group of home buyers and other factors related to the local Tampa real estate market. During the three months and six months ended June 30, 2005, the Company realized revenue of $214,000 from the sale of a 1.8 acre parcel at Meadow Pointe to a day care operator. The Company realized revenue of $319,000 and $622,000 from the sale of 43 and 98 developed lots, respectively, during the same 2004 periods. As of June 30, 2005, there remained to be sold at Meadow Pointe, approximately 29 developable acres currently planned for town-home and condominium residential units and approximately 22 developable commercial acres. In view of factors beyond the control of the Company, including, but not limited to, the weather, regulatory approvals, real estate market conditions in Tampa and the economy generally, the Company cannot predict with any reasonable certainty future sales activity at Meadow Pointe.

Real estate rental income of $558,000 and $1,116,000 in the three months and six months ended June 30, 2005 was entirely attributable to rental income from the Company’s Tempe property as were depreciation and amortization expenses during each of these periods. Straight-line amortization of income from the Tempe property lease increased monthly from $151,000 to $186,000 with the signing of a lease extension with Morgan Bank on November 5, 2004 (See Note F of Notes to Consolidated Financial Statements). For the three months and six months ended June 30, 2005, the Company derived approximately 62% and 71%, respectively, of its operating revenues from the Morgan Bank lease agreement covering its Tempe property which expires, after a six-month extension term, on August 31, 2005. The Company cannot provide any assurance the entire Tempe property will be re-leased or if re-leased, that rental rates will be equal to or above the current rental rate. If the rental rate for the Tempe property decreases or a significant portion of its available space is not re-leased, the results of operations for the Company could be materially and adversely affected. Most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. Morgan Bank’s decision to vacate could also require the Company (i) to maintain and operate the vacant building, incurring, among other costs and expenses, property management fees and property taxes, and ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs could have a material adverse effect on capital resources of the Company. The Company has engaged a real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

Interest and dividends from marketable securities accounted for $98,000 and $191,000 of revenues in the three months and six months ended June 30, 2005, respectively, and $26,000 and $53,000 in the same periods of 2004. The increases in the 2005 periods were primarily due to an increase in interest rates.

Interest income from mortgage loans accounted for $25,000 and $51,000 of revenues in the three months and six months ended June 30, 2005, and $47,000 and $97,000 in the three months and six months ended June 30, 2004. The decreases in the 2005 periods were due to a reduction through repayment of certain Graham Mortgage Loans outstanding.

General and administrative expenses in the three months and six months ended June 30, 2005 were $152,000 and $374,000, respectively, higher than in the comparable periods in 2004, due principally to the inclusion in the 2005 periods of $166,000 and $384,000, respectively, of professional service fees and other expenses related to the reverse and forward stock splits approved by the Company’s Board of Directors on March 30, 2005 and revised by the Board on July 22, 2005.

Liquidity and Capital Resources

At June 30, 2005, the Company held $16,776,000 in cash, cash equivalents and marketable securities. Total liabilities at the same date were $2,372,000 in total.

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

In connection with the construction of a park access road at Meadow Pointe (see Note G of Notes to Consolidated Financial Statements), the Company was required to obtain Letters of Credit secured by certificates of deposit (“Certificates”). These Certificates, with an aggregate balance of $499,000 at June 30, 2005, are categorized as “Marketable securities, restricted, at market value” on the Consolidated Balance Sheets.

In September 2003, representatives of Morgan Bank verbally notified the Company that Morgan Bank did not intend to exercise its renewal option under the lease agreement covering the Company’s approximately 220,000 square foot commercial building on 16 acres located in Tempe, Arizona. The original ten year lease term expired on February 28, 2005. On November 5, 2004, Morgan Bank signed a lease extension for the building which terminates on August 31, 2005 at a monthly triple net rental of
$209,000. The tenant has no option to extend the lease beyond the August 31, 2005 expiration date unless the parties agree in writing. It is unlikely that Morgan Bank will agree to a further extension. When Morgan Bank vacates our property in Tempe, Arizona our revenues and, in turn, the value of our most significant asset will be adversely impacted. The Company may be required (i) to maintain and operate the vacant building, incurring, among other costs, and expenses, property management fees and property taxes, and (ii) to advance or expend substantial funds to make tenant improvements in connection with a re-leasing of the building. The incurrence of such costs could have a material adverse effect on the capital resources of the Company. Based on current market conditions, the Company cannot provide any assurance that the entire property will be released at rental rates equal to or above the current rental rates and, most likely, the building will have to be sub-divided into smaller spaces to accommodate multiple users. The Company has engaged a major real estate brokerage firm on a commission basis to assist with the re-leasing of the building.

Based upon the current financial condition and the current strategic initiatives of the Company, the Company believes its existing capital resources will be sufficient to satisfy its current and projected cash requirements. The Company currently estimates that its proposed reverse and forward stock splits will require cash of approximately $3.3 million, inclusive of additional transactional costs estimated to be $600,000.

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

The registrant furnished a Form 8-K, dated July 22, 2005, reporting the issuance of a press release announcing that its Board of Directors had unanimously approved revised terms of a 1-for-3,000 reverse split of its common stock to be followed immediately by a 3,000-for-1 forward split of its common stock (the “Reverse/Forward Stock Split”). Holders of less than 3,000 shares of common stock prior to the Reverse/Forward Stock Split will receive cash payments of $8.95 per pre-split share. The anticipated result of the Reverse/Forward Stock Split will be to reduce the number of stockholders of record of the Company to fewer than 300. The Company intends to cease filing periodic reports with the Securities and Exchange Commission and to terminate the listing of its common stock on the Nasdaq National Market System. The Board of Directors has approved the Reverse/Forward Stock Split based on, among other factors, its determination that the Company achieves few of the benefits of public ownership because of a lack of an active trading market for its common stock while remaining burdened with the significant costs of being a publicly held company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BF ENTERPRISES, INC.

Date: August 12, 2005	By:	/s/ Brian P. Burns

Chairman of the Board and Chief Executive Officer

BF ENTERPRISES, INC.

Date: August 12, 2005	By:	/s/ S. Douglas Post

Vice President, Treasurer and Chief Financial Officer